Form 10-Q
period 1995-03-31
ANDREWS GROUP INC /DE/
filed 1995-05-15
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to ____

Commission file number 0-9008

                   ANDREWS GROUP INCORPORATED

                  (Exact name of registrant as specified in its charter)

                  Delaware                              95-2683875

(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

3200 Windy Hill Road, Suite 1100-West, Atlanta, Georgia          30339

(Address of principal executive offices)                       (Zip Code)

                       404-955-0045

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No__

    Indicate the number of shares outstanding of each of the
             issuer's classes of common stock as of
                  the latest practicable date.

            Class                                Outstanding at May 12, 1995
Common Stock, $1.00 par                                   1,000

 As of May 12, 1995, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)
                                                                         March 31,        December 31,
                                                                           1995               1994
                                                                       -----------         -----------
                                 ASSETS

Cash                                                                     $105.9              $175.7
Restricted cash                                                            77.3                --
Trade receivables, net                                                    365.0               302.8
Inventories                                                                67.8                50.2
Television program contract rights                                         22.6                23.9
Film costs, net                                                            66.5                62.4
Prepaid expenses and other                                                 64.3                62.9
                                                                       -----------         -----------
   Total current assets                                                   769.4               677.9



Property, plant and equipment, net                                        270.9               232.0
Television program contract rights                                          4.1                12.7
Film costs, net                                                            36.9                44.8
Intangible assets and excess reorganization value, net                  2,222.8             1,648.4
Loans to affiliate                                                        221.3               224.6
Other assets                                                              208.6               388.8
                                                                       ---------           -----------
                                                                       $3,734.0            $3,229.2
                                                                       =========           ===========

               LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current portion of long-term debt and notes payable                 $161.4              $100.8
     Accounts payable and accrued expenses                                283.9               286.9
     Television program contracts payable                                  21.0                26.8
     Deferred income                                                       29.5                28.2
     Participations and residuals payable                                  29.6                23.9
                                                                       ---------           -----------
      Total current liabilities                                           525.4               466.6

Long-term debt                                                          2,551.8             2,148.9
Indebtedness to affiliates                                                175.3               154.2
Other liabilities                                                         147.9               142.1
Minority interest                                                         466.2               414.7
Redeemable preferred stock of subsidiaries                                247.0               246.9

Stockholder's deficit:
     Common stock, $1.00 par value; 1,000 shares
     authorized, issued and outstanding
     Additional  paid-in-capital                                           32.9                32.6
     Accumulated deficit                                                 (412.3)             (375.6)
     Cumulative translation adjustment                                     (0.2)               (1.2)
                                                                       ---------           -----------
       Total stockholder's deficit                                       (379.6)             (344.2)
                                                                       ---------           -----------
                                                                       $3,734.0            $3,229.2
                                                                       =========           ===========

                 See notes to consolidated financial statements

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in millions)
                                   (Unaudited)
                                                                             Three Months Ended
                                                                                 March 31
                                                                         -------------------------
                                                                           1995            1994
                                                                         ---------        --------
Net revenues                                                             $274.4           $180.0
Operating expenses:
     Direct costs                                                         172.0             95.3
     Selling general and administrative expenses                           80.3             48.3
Amortization of goodwill and intangibles                                   12.6             10.9
                                                                         ---------        --------
Operating income                                                            9.5             25.5
                                                                         ---------        --------
Other (expenses) income:
     Interest expense                                                     (65.3)           (44.0)
     Interest and net investment income                                     9.9              1.5
     Gain on sale of interest in businesses                                54.9             31.0
     Amortization of debt issuance costs and other                         (4.4)            (2.1)
                                                                         ---------        --------
                                                                           (4.9)           (13.6)
                                                                         ---------        --------

Income before income taxes, minority interest and
 equity in net income of investees                                          4.6             11.9
Provisions for income taxes                                               (43.3)            (0.6)
Minority interest in loss of subsidiaries                                   1.9              1.0
Equity in net income of investees                                           0.1              0.9
                                                                         ---------        --------
Net (loss) income                                                        ($36.7)           $13.2
                                                                         =========        ========

                 See notes to consolidated financial statements

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31
                                                                         -------------------------
                                                                           1995            1994
                                                                         ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                        ($36.7)           $13.2
                                                                         ---------        --------
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                         23.7             16.6
     Noncash interest expense                                              23.9             14.0
     Undistributed earnings of investees                                   (0.1)            (0.9)
     Minority interest in loss of subsidiaries                             (1.9)            (1.0)
     Gain on sale of interest in businesses                               (54.9)           (31.0)
     Excess of television program contract rights amortization
       over payments                                                        2.1              1.8
     Film cost amortization over (under) additions                          3.8             (9.3)
     Changes in assets and liabilities, net of effects
       of acquisitions and dispositions of businesses:
      Increase in assets                                                  (19.7)            (2.0)
     Decrease in liabilities                                               (1.8)           (18.6)
                                                                         ---------        --------
                                                                          (24.9)           (30.4)
                                                                         ---------        --------
Net cash flows from operating activities                                  (61.6)           (17.2)
                                                                         ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Broadcast station acquisitions, net of cash acquired                (360.1)             --
     Sale of business interests                                           253.0              --
     Other acquisitions, investments and advances                          (6.7)             0.6
     Loans to affiliates, net                                               3.3              --
     Capital expenditures                                                 (11.5)           (10.6)
                                                                         ---------        --------
     Net cash flows from investing activities                            (122.0)           (10.0)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from long term debt                                         214.7            125.0
     Repayment and repurchases of debt                                    (51.7)           (65.4)
     Issuance of preferred and common stock by subsidiaries                 0.5            208.1
     Loans from affiliates, net                                            21.1            (26.2)
     Increase in restricted cash                                          (77.3)             --
     Other, net                                                            (1.0)            (6.2)
                                                                         ---------        --------
     Net cash flows from financing activities                             106.3            235.3
                                                                         ---------        --------
Cash balance from previously unconsolidated subsidiary                      7.5              --
                                                                         ---------        --------
Net (decrease) increase in cash                                           (69.8)           208.1
Cash at beginning of the period                                           175.7             40.1
                                                                         ---------        --------
Cash at end of the period                                                $105.9           $248.2
                                                                         =========        ========

                 See notes to consolidated financial statements


                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31
                                                                         -------------------------
                                                                           1995            1994
                                                                         ---------        --------

Supplemental disclosures of cash flow information:
  Interest paid during the period                                         $46.3           $33.8
  Taxes paid (refunded) during the period                                   5.6            (1.6)

Supplemental schedule of non-cash investing and financing activities:
  Purchase of television program contract rights                           $1.9            $1.2

Argyle stations purchase:
  Fair value of assets acquired                                          $766.1
  Purchase option applied to purchase price                              (100.0)
  Cash paid, net of cash received                                        (360.1)
                                                                         ---------
  Liabilities assumed                                                    $306.0
                                                                         =========


                 See notes to consolidated financial statements

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Andrews Group Incorporated ("Andrews" or the "Company") and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

     Certain reclassifications have been made to conform to the current period's presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     Genesis

     On March 17, 1994, NWCG purchased the remaining 50% interest not previously owned by NWCG of Genesis and a note issued by a subsidiary of NWCG in exchange for 2,035,486 shares of Class B Common Stock of NWCG and certain other consideration. The acquisition was accounted for using the purchase method of accounting. NWCG amortizes the excess of the purchase price over the historical book value over a 40-year period.

     Moving Target

     Concurrently with hiring a chairman of NW Entertainment in June 1994, NWCG acquired Moving Target Productions, Inc. ("Moving Target"). The consideration for such acquisition consisted of 652,174 shares of Class A Common Stock of NWCG and a warrant to purchase one million shares of Class A Common Stock of NWCG at a price of $11.50 per share.

     CitiCasters' Stations

     On September 9, 1994, NWCG consummated the acquisition of three broadcast television stations, KSAZ-TV (Phoenix), WDAF-TV (Kansas City) and WGHP-TV (Greensboro-High Point), from CitiCasters for consideration of $262.3 in cash and a warrant to purchase 5,000,000 shares of NWCG's Class A Common Stock for an initial exercise price of $15.00 per share. Further, on October 12, 1994, NWCG completed the acquisition of a fourth broadcast television station, WBRC-TV (Birmingham), from CitiCasters for cash consideration of approximately $94.1. In connection with these acquisitions, NWCG assumed certain liabilities. The financial statements reflect a preliminary allocation of the purchase price for these broadcast stations which is subject to adjustment. On March 31, 1995, NWCG granted to Fox Television Stations, Inc. ("Fox") an option to acquire both WGHP-TV and WBRC-TV in consideration of a non-refundable payment by Fox of $100.0, subject to certain adjustments. The $100.0 may be credited against the purchase price of $135.0. NWCG contributed the stock of the subsidiaries which own and operate WGHP-TV and WBRC-TV to a trust of which NWCG is the beneficiary (the "Trust"). NWCG will have no role in the management or operation of the stations contributed to the Trust. Further, NWCG borrowed approximately $40.4 from Fox, secured by the beneficial interest in the Trust and non-recourse to any other assets of NWCG. Assets held for sale included in other assets in the accompanying balance sheet reflect the estimated sales proceeds of WGHP-TV and WBRC-TV; therefore, NWCG's future operations will not be affected by these stations' results except to the extent of income remitted by the Trust to service the Fox debt.

WSBK-TV

     In March 1995 NWCG sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5. NWCG recorded an estimated gain on the sale of approximately $40.9 in the first quarter. NWCG repaid $19.5 of the Bank Credit Agreement Loans in March 1995 and $77.3 of the Step-Up Notes in April 1995 from the estimated net proceeds of the WSBK sale. At March 31, 1995, $77.3 used to repay the Step-Up Notes, which was held by a collateral trustee, is included in restricted cash and in the current portion of long-term debt.

Argyle Stations

     NWCG purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle") for total consideration of approximately $750.4, including the $100.0 in cash paid for an option in 1994 and assumption of debt of approximately $283.6. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. The acquisition has been accounted for as a purchase; the purchase price allocation is preliminary.

Pro Forma Financial Information

     The following condensed pro forma financial information gives effect, as of the beginning of the respective periods, to the purchase of the four CitiCasters' stations, the purchase of the four Argyle stations, the disposal of WGHP-TV and WBRC-TV, the exchange of shares of NWCG for 100% of the stock of NW Entertainment, Four Star and Genesis, the sale of WSBK-TV, borrowings necessary to fund the acquisitions, repayment of a portion of NWTV's debt, issuance of the NWCG Holdings Notes and the issuance of preferred stock. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred as of the beginning of the respective periods.

                                              Pro Forma
                                     ---------------------------
                                     Three Months   Three Months
                                        Ended          Ended
                                      March 31,      March 31,
                                         1995          1994
                                     ------------   ------------
Net revenues                            $299.4       $216.2
                                     ============   ============

Net loss                                $(38.9)      $(25.1)
                                     ============   ============

3.   TOY BIZ IPO

     On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. Avi Arad, a principal stockholder of Toy Biz also sold in the Toy Biz IPO 700,000 shares of class A common stock owned by him. The net proceeds to Toy Biz, after deducting commissions and estimated offering expenses, of approximately $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. The Company recorded a gain of approximately $14.0 in connection with the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to approximately 85.3%. The consolidated financial statement of the Company include the results of operations, financial position and cash flow of Toy Biz on a consolidated basis since the Toy Biz IPO as a result of Marvel's increased voting control. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.

     In connection with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

     The Toy Biz credit facility contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel continue to control a majority of the voting control of Toy Biz and have the power to elect a majority of Toy Biz's Board of Directors and (b) the exclusive royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.


4.   INVENTORIES

                                     March 31,    December 31,
                                       1995          1994
                                     ---------    ------------

     Raw materials                    $17.3         $17.4
     Work-in-process                   12.7          11.9
     Finished goods                    37.8          20.9
                                     ---------    ------------
                                      $67.8         $50.2
                                     =========    ============

5.   LONG-TERM DEBT

     In March 1995, NWCG entered into a $100.0 credit agreement secured by the capital stock of NW Entertainment and various subsidiaries ("Entertainment Line of Credit"). The availability of credit is determined based on the amount of eligible accounts receivable of NW Entertainment and various other factors. The Entertainment Line of Credit bears interest at a Eurodollar rate plus 1 1/2% or a prime rate plus 1/2%. On March 31, 1995, the Entertainment Line of Credit had an outstanding balance of $57.0.

     With the net proceeds from the sale of the Boston Station, NWCG repaid $19.5 of Bank Credit Agreement in March 1995.
Restricted cash of $77.3 was used in April to repay a portion of the Step-Up Notes.

     In connection with the purchase of Argyle, NWCG assumed debt with a March 31, 1995 balance of approximately $283.6. NWCG intends to extinguish this debt with borrowings under the Acquisition Credit Agreement.

     As discussed above, NWCG has non-recourse debt to Fox of approximately $40.4; interest, which accrues at a rate of 18% per year, will be paid with monies remitted by the Trust.


6.   INCOME TAXES

     Income tax expense in 1995 reflects the recognition of income taxes on the sale of the Boston Station by NWCG due to the lower historical tax basis of the station's net assets. The liability associated with these taxes will be offset by utilization of pre-Plan Effective Date net operating losses of NWCG. The utilization has been reflected as a reduction of excess reorganization value. Income tax expense in 1995 also reflects an increase in foreign source pre-tax income of Marvel compared to the 1994 period which is taxed at higher rates. In addition, the Company has not recorded a benefit in 1995 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes.


7.   RELATED PARTY TRANSACTIONS

     At March 31, 1995 and December 31, 1994, the Company and its subsidiaries had advances from Mafco Holdings and its affiliates of $175.3 and $154.2, respectively. These advances bear interest primarily at 2% over the prime rate.

     At March 31, 1995 and December 31, 1994, Holdings III had advances of $4.9 and $8.2, respectively, to Mafco Holdings represented by a non-interest bearing demand note of Mafco Holdings. In addition, at March 31, 1995 and December 31, 1994, a subsidiary of the Company had advances of $216.4 to Mafco Holdings representing the net proceeds from the borrowings under the Marvel IV Credit Agreement.

     At May 2, 1995, an aggregate of 78.4 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.4 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At May 2, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.


8.   SUBSEQUENT EVENTS

     On April 26, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox International Inc., a Delaware corporation ("SkyBox"), Marvel and a wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share or approximately $146.4. The transaction was accomplished through a tender offer (the "Tender Offer') and subsequent merger (the "Merger" and collectively with the Offer, the "SkyBox Acquisition"). Upon consummation of the transaction, the Company repaid approximately $6.0 of indebtedness of SkyBox, approximately $4.0 of which was borrowed by SkyBox to redeem its outstanding preferred stock prior to the expiration of the Tender Offer. The purchase price also includes an obligation to former SkyBox stockholders who did not tender their shares.

     In April 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "U.S. Term Loan Agreement"). Marvel borrowed $350.0 under the U.S. Term Loan Agreement to finance the SkyBox Acquisition, refinance the term loan portion of its existing Amended and Restated Credit Agreement and for general corporate purposes. Borrowings under the U.S. Term Loan
Agreement are repayable in six semi-annual installments beginning
August 31, 1999.

     As a result of the refinancing of the term loan portion of the Amended and Restated Credit Agreement, the Company anticipates an extraordinary charge to earnings representing the write-off of related deferred financing costs during the second quarter of 1995.

     Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate loans will, at the option of Fleer, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on the Company's financial performance and (b) with respect to Alternate Base Rate loans, 1% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance.

     The U.S. Term Loan Agreement includes various restrictive covenants incorporated by reference to the existing Amended and Restated Credit Agreement prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement also contains certain customary financial convenants and events of default for a financing of this type.

     In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for the Alternative Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 0.625% to 2%, in each case depending on Marvel's financial performance.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations

General
- -------

     The Company operates in the youth entertainment segment through its approximately 79% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel and on professional athletes, sports teams and leagues and popular entertainment characters and properties owned by others. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's operations include Marvel and Malibu comics, Marvel Family Publishing children's magazines, Fleer and SkyBox sports and entertainment picture cards, Panini children's activity stickers and adhesives, Toy Biz toys and Fleer confectionery products.

     On April 26, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox International Inc., a Delaware corporation ("SkyBox"), Marvel and a wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share or approximately $146.4. The transaction was accomplished through a tender offer (the "Tender Offer') and subsequent merger (the "Merger" and collectively with the Offer, the "SkyBox Acquisition"). Upon consummation of the transaction, the Company repaid approximately $6.0 of indebtedness of SkyBox, approximately $4.0 of which was borrowed by SkyBox to redeem its outstanding preferred stock prior to the expiration of the Tender Offer. The purchase price also includes an obligation to former SkyBox stockholders who did not tender their shares.

     Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel's net revenues and net income has been derived from businesses other than comic book publishing.
For example, in 1990, net revenues from comic book publishing were approximately 87% of Marvel's total net revenues as compared to approximately 25% in 1994. Marvel's business has been augmented by the manufacture, marketing and distribution of sports and entertainment picture cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions, and toys.

     Marvel believes that, in 1993, Marvel and the overall comic book direct market (i.e., comic book specialty stores) experienced an unusual increase in revenues due in large part to speculative purchases of comic books. Lower speculative purchases resulted in a decline in overall direct market comic book publishing revenues, including those of Marvel, for 1994 as compared to 1993 and may result in a further decline in 1995. As a result of the changes in the direct market, Marvel has recently undertaken several strategic actions to bolster its comic book publishing business, including the acquisition in late 1994 of Heroes World, the third largest direct market distributor, and a planned reduction in the number of comic book titles published each month.

     In 1994, Marvel's sales to the direct market, which represented approximately 63% of Marvel's net publishing revenues and 16% of Marvel's consolidated net revenues, were derived from sales to 10 unaffiliated distributors. Marvel plans to expand
Heroes World's distribution operations nationwide.  Effective
July 1, 1995, Marvel will discontinue sales through the 9 unaffiliated distributors and begin to distribute Marvel's publications directly to approximately 4,500 comic book specialty stores on an exclusive basis. Marvel believes that controlling distribution to comic book specialty stores and focusing its distributor's efforts exclusively on Marvel products will improve future operating results of Marvel's publishing business. However, Marvel may experience some disruption in sales and collections as Marvel expands Heroes
World's distribution capabilities nationwide.

     Marvel implemented a plan to reduce by the summer of 1995 the number of comic book titles published to approximately 75 per month by the summer of 1995 from more than 100 per month in 1994. Marvel believes that the reduction in titles is consistent with changing levels of consumer demand, and will result in improved overall quality of Marvel's publications by allowing the most talented artists and writers to focus their efforts on Marvel's remaining titles. Marvel expects that the reduction in revenues resulting from a lower number of titles will not materially affect profitability as the reduction in revenues will be offset by lower personnel and production costs. Although Marvel expects that exclusive distribution through Heroes World and the reduction in titles will ultimately have a positive impact upon future publishing results, net revenues and net income from publishing were adversely affected in the first quarter of 1995 as compared to 1994 and Marvel expects this to continue throughout the first half of 1995 as compared to 1994 as these actions are fully implemented.
Moreover, there can be no assurance that any or all of these changes described above will succeed in accomplishing all of the results anticipated.

     The continuation of the baseball strike through March 1995, had an adverse effect on baseball picture card sales and returns in the first quarter of 1995. Although Major League Baseball has resumed, Marvel anticipates that the effects of the recently ended strike will continue to adversely impact baseball picture card net revenues during 1995. Currently, there is no collective bargaining agreement in effect between the owners and players. Any further disruption of the 1995 season would have an adverse affect on baseball picture card sales and could have an adverse effect on other sports picture card sales and sports picture card returns in 1995. Additionally, after the current season, the NBA Players Association and the NBA team owners will continue labor negotiations on a contract which previously expired. While Marvel has no reason to believe that these negotiations will be unsuccessful, Marvel's net revenues from basketball picture cards could be adversely impacted in 1995 in the event of a strike or "lockout" causing a disruption of the 1995-1996 NBA season.

     As stated previously, Marvel purchased SkyBox, a picture card company which markets entertainment picture cards as well as basketball, football and NASCAR picture cards. Marvel anticipates that the acquisition of SkyBox will have a positive impact on future picture card results, particularly in Marvel's entertainment picture card business.

     In the absence of any further disruption in baseball and a disruption in basketball, Marvel anticipates that net revenues and profitability for its picture card business for 1995 as a whole will compare favorably to 1994.

     Marvel expects that there will continue to be year to year fluctuations in the net revenues and profitability of its individual businesses. However, Marvel believes that its continued diversification into a broad based youth entertainment company will mitigate, if not offset, any effects of such fluctuations on overall net revenues and profitability, including those resulting from the developments described above.

     The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (81% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred Stock. NWCG currently operates eight broadcast television stations, a television production company, and a filmed entertainment distribution business. Prior to the Merger, the Company owned approximately 54.15% of NWTV which was acquired on May 25, 1993. NWCG also owns a 37.5% interest in Guthy-Renker, which is engaged in marketing various products through long-form television advertisements.

Three Months Ended March 31, 1995 Compared With Three Months Ended
- ------------------------------------------------------------------
March 31, 1994
- --------------
     The Company's net revenues in 1995 were $274.4 compared with $180.0 in 1994. Revenues in 1995 include $159.5 from the Company's youth entertainment segment and $114.9 from the Company's broadcasting and production and distribution segment. Revenues in 1994 include $98.2 from the Company's youth entertainment segment and $81.8 from the Company's broadcasting and production and distribution segment.

     The increase in revenues from the youth entertainment segment reflects a $27.0 increase in picture card and sticker revenues, a $7.9 increase in net publishing revenues, an increase of $1.0 in licensing revenues, an increase of $12.2 in other product revenues and $13.2 in toy revenues as a result of the consolidation of Toy Biz's results since the Toy Biz IPO. The increase in picture card and sticker net revenues was attributable to the addition of sports and entertainment children's activity sticker collections commencing with the Panini Acquisition on September 1, 1994, which more than offset a significant decrease in picture card net revenues principally as a result of the baseball strike. The increase in publishing revenues principally reflects the addition of Heroes World and, to a lesser extent, the addition of Malibu and Marvel Family Publishing in the fourth quarter of 1994. Until July 1, 1995, the targeted exclusive distribution date, Heroes
World will continue to generate sales from the distribution of comic books of other publishers.

     The increase in revenues from the television entertainment segment reflects an increase in broadcasting revenues for the two stations acquired in September 1994 from CitiCasters partially offset by a decrease in revenues for the six original stations owned for both periods and a decrease in revenues reflecting the sale of the Boston Station in March 1995. The Company had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for the six original stations reflects a temporary reduction of revenue due to the conversion and higher revenues in 1994 when the majority of these stations broadcast the 1994 Winter Olympics. Production and distribution revenue increased primarily due to increases in domestic syndication revenues.

     Direct costs for 1995 and 1994 relates to the youth entertainment segment ($96.9 and $49.0, respectively) and to the broadcasting and production and distribution segment ($75.1 and $46.3, respectively). The youth entertainment segment's direct costs as a percentage of sales was 61% in 1995 and 50% in 1994 period, reflecting higher direct costs as a percentage of net revenues for publishing and picture cards, partially offset by lower direct costs as a percentage of net revenue from toys and children's activity sticker collections.

     Broadcasting direct costs increased due to the acquisition of the CitiCasters stations and increased direct costs for the original six stations due to higher staffing levels to support the increase in locally produced programming partially offset by a decrease in direct costs reflecting the sale of the Boston Station in March 1995. Production and distribution direct costs increased due to substantially greater production activity in the latter half of 1994 and 1995 and higher overhead to support the production activity. Both of NWCG's business segments incurred direct costs associated with NWCG's conversion of certain broadcast stations to the Fox Network, which allows the broadcast stations to provide more locally-produced programming.

     Selling, general and administrative ("SG&A") expenses in 1995 increased by $32.0 to $80.3. The youth entertainment segment's SG&A expenses increased from $24.6 to $45.3. The increase of $20.7 was mainly attributable to the addition of sports and entertainment children's activity sticker collections and adhesives, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effect of the strategic actions taken in the publishing business described above. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 28% in 1995 and 25% in 1994. The television entertainment segment's SG&A expenses were $30.1 and $20.2 in 1995 and 1994, respectively. Broadcasting SG&A expenses increased due to the acquisition of the CitiCasters stations and increased expenses for the original six stations due to higher staffing levels to support the increase in locally produced programming and the increased promotional and advertising activities partially offset by a decrease in expenses reflecting the sale of the Boston Station in March 1995. Production and distribution SG&A expenses increased due to substantially greater production activity in the latter half of 1994 and 1995, the start-up of the sales and marketing firm in May of 1994 and higher overhead to support the production activity. Both of NWCG's business segments incurred SG&A expenses associated with NWCG's conversion of certain broadcast stations to the Fox Network, which allows the broadcast stations to provide more locally-produced programming. Also included in SG&A expenses are $4.9 and $3.5 of corporate overhead expenses in 1995 and 1994, respectively.

     Amortization of goodwill and intangibles increased to $12.6 in 1995 from $10.9 in 1994 primarily due to the inclusion of NW
Acquisition and Panini since September 1994 and the consolidation of Toy Biz.

     The Company recorded a gain of $54.9 in 1995 in connection with the sale of the Boston Station and the Toy Biz IPO. The Company recorded a gain of $31.0 in 1994 in connection with the sale by NWCG of 16,318,811 shares of common stock in a rights offering.

     Interest expense increased to $65.3 in 1995 from $44.0 in 1994 primarily due to interest expense on the long-term indebtedness issued in 1994 by Holdings III and NWCG Holdings, borrowings under the bank credit agreement of Marvel IV Holdings and the increased borrowing associated with the Panini Acquisition partially offset by a reduction in loans from affiliates.

     The provision for income taxes was $43.3 and $0.6 in 1995 and 1994, respectively. The increase in income tax expense results primarily from the recognition of income taxes on the sale of WSBK by NWCG and an increase in foreign source pre-tax income of Marvel which is taxed at higher rates. The tax liability associated with the sale of WSBK will be offset by the utilization of NWCG pre-bankruptcy plan effective date net operating losses. The utilization has been reflected as a reduction of excess reorganization value. In addition, the Company has not recorded a benefit in 1995 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes.

     Equity in net income of investees represents Marvel's equity interest in Toy Biz prior to the Toy Biz IPO, NWCG's 37.5% interest in Guthy-Renker and NWCG's portion of Genesis' net loss prior to the acquisition of the remaining 50% of Genesis.

Inflation

     In general, costs to operate in the Company's business segments are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company in 1995 or 1994.


Financial Condition, Liquidity and Capital Resources

(a)  Marvel
     ------

     The decrease in cash provided by operations for Marvel was mainly attributable to the use of cash by Toy Biz in its operations commencing with the Toy Biz IPO, a reduction in net income and a decrease in accrued expenses and other liabilities due to the partial liquidation of the reserve for picture card returns and the timing of income tax payments.

     Capital expenditures were $6.1 and $1.0 for the three months ended March 31, 1995 and 1994, respectively. The significant increase in the 1995 period as compared to the 1994 period is primarily attributable to the expansion of Panini's adhesives paper facility and, to a lesser extent, the consolidation of Toy Biz.

     In April, 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "U.S. Term Loan Agreement"). Marvel borrowed $350.0 under the U.S. Term Loan Agreement to finance the SkyBox Acquisition, refinance the term loan portion of the existing Amended and Restated Credit Agreement and for general corporate purposes. Borrowings under the U.S. Term Loan
Agreement are repayable in six semi-annual installments beginning
August 31, 1999.

     Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement) plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Fleer, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate Loans, 2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and b) with respect to Alternate Base Rate Loans, 1% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at May 2, 1995, was approximately 6 1/16% to 6 3/8%, depending upon the length of the relevant interest period, and the interest rate on Alternate Base Rate Loans, at May 2, 1995, was approximately 9% per annum. Interest on Alternate Base Rate Loans is payable quarterly in arrears and interest on Eurodollar Rate Loans, is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

     The obligations of Fleer under the U.S. Term Loan Agreement are not secured, but Marvel has guaranteed Fleer's obligations thereunder.

     The U.S. Term Loan Agreement includes various restrictive covenants incorporated by reference to the existing Amended and Restated Credit Agreement prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, also contains certain customary financial covenants and events of default for a financing of this type.

     In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for the Alternative Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 0.625% to 2%, in each case depending on Marvel's financial performance.

     At May 2, 1995, 78.4 million shares, or 78% of Marvel's common stock were pledged to secure indebtedness of subsidiaries of Mafco Holdings. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

     At May 2, 1995, Marvel's outstanding bank indebtedness was
$555.9, and Marvel had $49.5 available under its revolving credit facility.

     On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of its class A common stock at $18.00 per share. Avi Arad, a principal shareholder of Toy Biz, also sold in the Toy Biz IPO 700,000 shares of class A common stock owned by him. The net proceeds of approximately $44.1 to Toy Biz, after deducting commissions and offering expenses, were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. Marvel recorded a gain of approximately $14.0 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to 36.6% and its voting control increased to approximately 85.3%.

     In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

     The Toy Biz credit facility contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel continue to control a majority of the voting control of Toy Biz and have the power to elect a majority of Toy Biz's Board of Directors and (b) the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

     There was no outstanding indebtedness under the Toy Biz line of credit at May 2, 1995.

     Management anticipates that borrowings under its various credit agreements will be paid from internally generated funds of Marvel or from other sources, which may include the sale of debt securities of Marvel. Management also anticipates that internally generated funds, as well as proceeds from borrowings under the revolving credit portion of the existing Amended and Restated Agreement or any amendment thereto, will be sufficient to meet working capital, capital expenditure and investment requirements.


(b)  NWCG
     ----

     At March 31, 1995, NWCG has total outstanding debt, net of restricted cash, of $1,023.0 The increase in debt from December 31, 1994 includes the assumption of the Argyle Television Holdings, Inc. debt of $283.6, a drawdown of the Acquisition Credit Agreement of $95.0, the incurrence of approximately $40.4 of non-recourse debt to Fox and a drawdown of the Entertainment Line of Credit of $57.0. Further, NWCG repaid $19.7 of the Bank Credit Agreement Loans and $77.3 of the Step-up Notes from the net proceeds of the WSBK sale and paid $8.0 of the Step-up Notes as a scheduled payment. NWCG expects to receive an additional $62.8 when certain of the Argyle stations affiliate with the Fox Network. NWCG plans to extinguish the Argyle Television Holdings, Inc. debt in the second quarter of 1995 by borrowing funds under the Acquisition Credit Agreement.

     In order to service the currently outstanding broadcast debt, the primary source of funds will be broadcasting operating cash flow. Broadcasting operating cash flow from stations recently acquired will provide NWCG with the ability to service additional debt incurred in connection with broadcast station acquisitions. NWCG believes that broadcasting operating cash flow and financing activities permitted under existing debt agreements will be sufficient to enable NWCG to satisfy current requirements for operating, investing and financing activities of NWCG and its subsidiaries, including debt service prior to final maturity.

     NW Entertainment obtained a $100.0 credit facility collateralized by certain assets of the production and distribution segment. At March 31, 1995, $57.0 is outstanding under this facility. NWCG believes production and distribution segment cash flow will be sufficient to service this debt.

     In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, NWCG will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable NWCG to continue to satisfy NWCG's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     NWCG's capital budget for 1995 is approximately $25.0, primarily for the broadcasting segment. In connection with the broadcast stations' change in affiliation to the Fox Network, the broadcasting segment provides more locally-produced programming which requires additional capital expenditures and operating expenses.

     NWCG has entered into an agreement in principle with Stephen
J. Cannell to acquire his production company, Cannell Entertainment Inc., for convertible securities valued at $30.0 and certain other consideration. NWCG believes that any financing required for this acquisition would be obtained through internal cash flow or an additional bank credit facility. However, no assurance can be given that the acquisition will be finalized or that financing will be obtained.

     NWCG currently anticipates that any other necessary financing would be obtained through additional bank credit facilities, the issuance of debt securities and, possibly, through additional equity financings. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, NWCG's liquidity would be severely adversely affected.


(c)  Corporate and other subsidiaries
     --------------------------------

     The Company's corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At May 2, 1995, an aggregate of 78.4 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.4 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At May 2, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 26, 1993, Parent Holdings commenced a tender offer for up to 22,000,000 shares of common stock at $12.50 per share. On or about April 19, 1993 and April 23, 1993, three lawsuits, Joseph H. Weiss v. Ronald O. Perelman, et al. (C.A. No. 12945), John Mortensen v. Ronald O. Perelman, et al. (C.A. No. 12952), and Nicholas D. Gravina v. Ronald O. Perelman, et al. (C.A. No. 12954), were filed in the Court of Chancery of the State of Delaware in and for New Castle County against Parent Holdings, Marvel and certain of Marvel's directors. These lawsuits were consolidated under the caption Joseph H. Weiss v. Ronald O. Perelman, et al. (C.A. No. 12945), and on June 23, 1993, the plaintiffs filed a consolidated amended complaint. The consolidated action purported to be a class action on behalf of all of Marvel's public stockholders, and, in the consolidated amended complaint, alleged that the original $12.50 per share offer was grossly inadequate and coercive; the offering statement, the amended offering statement and Marvel's 14d-9 filings were false and misleading; and Marvel's Board of Directors and its special committee failed adequately to protect the interest of Marvel's stockholders. The consolidated amended complaint sought damages, an accounting and fees for the plaintiffs' attorneys for purportedly causing an increase in the tender offer price from $12.50 to $15 per share. On February 20, 1994, the plaintiffs voluntarily dismissed each of these actions and filed a single new action in the United States District Court for the Southern District of New York. The new action names as defendants the same defendants as the prior actions, as well as MacAndrews Holdings and Mafco Holdings; makes essentially the same allegations and further alleges that the revised tender offer price was also grossly inadequate; purports to state claims under Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended; and seeks supplemental disclosure, rescission of the tender and/or rescissory damages, commencement of a new and "improved" tender offer and other, related equitable and legal relief. The Company believes that the new action is without merit and, on May 2, 1994, moved to dismiss the complaint because, among other reasons, it fails to state a claim. Legal briefs have been submitted to the court, and the parties are awaiting the court's ruling on such motion.

     On March 9, 1995, a complaint, purporting to be a class action, was filed against SkyBox, certain of SkyBox's officers and directors and Marvel in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Strougo v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleges that SkyBox and certain of its officers and directors breached their fiduciary duties by accepting the cash tender offer and the merger at an unfair and inadequate price by failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and by not acting in the best interest of stockholders. The complaint also alleges that Marvel aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint.
The complaint seeks preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses.

     On March 16, 1995, a complaint, purporting to be a class action, was filed against SkyBox and certain of SkyBox's officers and directors in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally makes allegations similar to those contained in the Strougo complaint and seeks similar injunctive and other relief.

     In connection with the appeal to the United States Court of Appeals for the Seventh Circuit by the plaintiff in the Eckstein and Majeski Actions (see Andrews Group 1994 10-K), oral argument was held on April 17, 1995.

     On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action seeks equitable relief and damages. Preliminary agreement has been reached on a settlement of this litigation. Under the terms of the settlement, NWCG will issue 2 million warrants for the purchase of NWCG stock at the market price on the day of issue. The warrants will be exercisable over a 90-day period, 5 years from the date of issue. There will also be a payment of cash consideration. In addition, Andrews Group will contribute the stock of L.C. Holdings, a company with an educational film library, to NWCG.
The settlement is subject to final documentation and court approval. It is anticipated that submission for court approval will take place prior to June 30, 1995. When the securities are issued, the fair value of the securities will be reflected in NWCG's common stockholders' equity with a corresponding reduction to additional paid-in-capital.

     The Company and its subsidiaries are also parties to various other litigation, which have arisen in the ordinary course of business. The Company believes that it is unlikely that the outcome of all pending litigation in the aggregate will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries taken as a whole.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
           27 - Financial Data Schedule

(b)  Report on Form 8-K

     March 31, 1995 (Item 7)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANDREWS GROUP INCORPORATED
                                              (Registrant)



                                   By:  /s/ Joseph P. Page
                                        ------------------------
May 12, 1995                            Joseph P. Page
                                        Executive Vice President and
                                        Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANDREWS GROUP INCORPORATED
                                           (Registrant)



                                   By:  /s/ Laurence Winoker
                                        -----------------------
May 12, 1995                            Laurence Winoker
                                        Vice President and Controller
                                        (Principal Accounting Officer)