Form 10-Q
period 1995-06-30
ANDREWS GROUP INC /DE/
filed 1995-08-14
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                            770-955-0045

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

            Class                          Outstanding at August 11, 1995
Common Stock, $1.00 par                             1,000

     As of August 11, 1995, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.







                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Millions, except share data)
                                  (Unaudited)

                                                June 30,        December 31,
                                                  1995              1994
                                                --------        ------------
ASSETS
Cash                                            $  109.7        $  175.7
Trade receivables, net                             388.2           302.8
Inventories                                         79.1            51.0
Television program contract rights                  11.6            23.9
Film costs, net                                     56.5            62.4
Prepaid expenses and other                          90.2            62.1
                                                 -------        ---------
  Total current assets                             735.3           677.9

Property, plant and equipment, net                 278.4           232.0
Intangible assets and excess
  reorganization value, net                      2,397.8         1,648.4
Loans to affiliate                                 266.4           224.6
Other assets                                       260.9           446.3
                                                --------        ---------
                                                $3,938.8        $3,229.2
                                                ========        =========

                LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt
      and notes payable                         $   57.4        $  100.8
   Accounts payable and accrued expenses           349.8           286.9
Television program contracts payable                14.0            26.8
Deferred income                                     24.2            28.2
   Participations and residuals payable             32.9            23.9
                                                 -------        ---------
     Total current liabilities                     478.3           466.6

Long-term debt                                   2,794.5         2,148.9
Indebtedness to affiliates                         236.3           154.2
Other liabilities                                  150.0           142.1
Minority interest                                  465.7           414.7
Redeemable preferred stock of subsidiaries         247.2           246.9

Stockholder's deficit:
Common stock, $1.00 par value; 1,000 shares
authorized, issued and outstanding
   Additional paid-in-capital                      36.5            32.6
   Accumulated deficit                           (470.0)         (375.6)
   Cumulative translation adjustment                0.3            (1.2)
                                                --------        ---------
     Total stockholder's deficit                 (433.2)         (344.2)
                                                --------        ---------
                                                $3,938.8        $3,229.2
                                                ========        =========

        See notes to consolidated financial statements.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Millions)
                                  (Unaudited)

                                                Six Months Ended        Three Months Ended
                                                    June 30,                 June 30,
                                                ----------------        ------------------
                                                  1995     1994           1995     1994
                                                -------  -------        --------  --------
Net revenues                                    $610.3  $377.6          $335.9    $195.6
Operating expenses:
  Direct costs                                   381.0   200.6           209.0     103.3
Selling, general and administrative expenses     175.3   104.5            95.0      56.2
Amortization of goodwill and intangibles          31.0    21.8            18.4      10.9
                                                -------  -------        --------  --------
Operating income                                  23.0    50.7            13.5      25.2
                                                -------  -------        --------  --------
Other (expense) income:
  Interest expense                              (139.3)  (88.7)          (74.0)    (44.7)
  Interest and net investment income              19.5     4.3             9.6       2.8
  Gain (loss) on sale of interest in businesses   54.7    83.2            (0.2)     52.2
  Amortization of debt issuance costs and other  (14.1)   (3.3)           (9.7)     (1.2)
                                                -------  -------        --------  --------
                                                 (79.2)   (4.5)          (74.3)      9.1
                                                -------  -------        --------  --------

(Loss) income before income taxes, minority
  interest in net income of investees and
  extraordinary item                             (56.2)   46.2           (60.8)     34.3
(Provision) benefit for income taxes             (40.5)   (1.7)            2.8      (1.1)
Minority interest in loss of subsidiaries          5.1     2.4             3.2       1.4
Equity in net income of investees                  0.5     2.3             0.4       1.4
                                                -------  -------        --------  --------
(Loss) income before extraordinary item          (91.1)   49.2           (54.4)     36.0
Extraordinary item, net of tax                    (3.3)                   (3.3)
                                                -------  -------        --------  --------
Net (loss) income                               ($94.4)  $49.2          ($57.7)    $36.0
                                                =======  =======        ========  ========



        See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                Six Months Ended
                                                     June 30,
                                                ----------------
                                                 1995      1994
                                                ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                              ($ 94.4)  $ 49.2
                                                --------  --------
 Adjustments to reconcile net (loss)
  income to net cash flows
  from operating activities:
   Depreciation and amortization                   56.5     34.6
   Noncash interest expense                        48.8     28.6
   Equity in earnings of investees,
      net of distributions                          2.5     (2.3)
   Minority interest in loss of subsidiaries       (5.1)    (2.4)
   Extraordinary item, net                          3.3
   Gain on sale of interest in businesses         (54.7)   (83.2)
   Excess of television program contract
      rights amortization over payments             2.9      2.5
   Film cost amortization (under) over additions   13.6     (4.8)
   Changes in assets and liabilities,
      net of effects of acquisitions and
      dispositions of businesses:
        Increase in assets                        (50.9)   (23.0)
        Increase (decrease) in liabilities         24.7    (11.2)
                                                --------  --------
                                                   41.6    (61.2)
                                                --------  --------
 Net cash flows from operating activities         (52.8)   (12.0)
                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Broadcast station acquisitions, net
  of cash acquired                               (360.5)  (117.1)
 Proceeds from sale of broadcast stations
  and certain fixed assets                        211.9
 Acquisition of SkyBox, net of cash and
  cash equivalents acquired                      (152.6)
 Other acquisitions, investments and advances     (28.2)    (5.4)
 Loans to affiliates, net                         (41.8)
 Capital expenditures                             (35.5)   (16.1)
                                                --------  --------
Net cash flows from investing activities         (406.7)  (138.6)
                                                --------  --------

                            (Continued)
             See notes to consolidated financial statements.
                                4







                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                             (Dollars in Millions)
                                  (Unaudited)


                                                Six Months Ended
                                                     June 30,
                                                ----------------
                                                 1995      1994
                                                ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long term debt                    $918.9   $345.0
 Repayment and repurchases of debt               (653.2)   (74.2)
 Issuance of preferred and common stock
  by subsidiaries                                  52.1    457.6
 Loans from affiliates, net                        82.1   (247.9)
 Debt issuance costs and other, net               (13.9)   (21.6)
                                                --------  --------
 Net cash flows from financing activities         386.0    458.9
                                                --------  --------
Cash balance from previously
  unconsolidated subsidiary                         7.5
                                                --------  --------
Net (decrease) increase in cash                   (66.0)   308.3
Cash at beginning of the period                   175.7     40.1
                                                --------  --------
Cash at end of the period                        $109.7   $348.4
                                                ========  ========

Supplemental disclosures of cash flow information:
 Interest paid during the period                  $82.3   $41.8
 Taxes paid (refunded) during the period            8.6    (2.1)

Supplemental schedule of non-cash investing
  and financing activities:
 Purchase of television program contract rights    $2.1    $1.4
 Additions to film costs                           27.7    19.2

Argyle stations purchase:
 Fair value of acquired                          $776.4
 Purchase option applied to purchase price       (100.0)
 Cash paid, net of cash received                 (360.5)
                                                --------
 Liabilities assumed                             $315.9
                                                ========

     See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)


1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Andrews Group Incorporated ("Andrews" or the "Company") and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the financial position, results of operations and cash flows have been made.

        All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K.

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

        CitiCasters' Stations

        On September 9, 1994, NWCG consummated the acquisition of three broadcast television stations, KSAZ-TV (Phoenix), WDAF-TV (Kansas City) and WGHP-TV (Greensboro-High Point), from CitiCasters for consideration of $262.3 in cash and a warrant to purchase 5,000,000 shares of NWCG's Class A Common Stock for an initial exercise price of $15.00 per share. Further, on October 12, 1994, NWCG completed the acquisition of a fourth broadcast television station, WBRC-TV (Birmingham), from CitiCasters for cash consideration of approximately $94.1. In connection with these acquisitions, NWCG assumed certain liabilities. The financial statements reflect a preliminary allocation of the purchase price for these broadcast stations which is subject to adjustment. On March 31, 1995, NWCG granted to Fox Television Stations, Inc. ("Fox") an option to acquire both WGHP-TV and WBRC-TV in consideration of a non-refundable payment by Fox of $100.0, subject to certain adjustments. The $100.0 may be


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)



credited against the purchase price of $135.0. NWCG contributed the stock of the subsidiaries which own and operate WGHP-TV and WBRC-TV to a trust of which NWCG is the beneficiary (the "Trust"). NWCG will have no role in the management or operation of the stations contributed to the Trust. Further, NWCG borrowed approximately $40.0 from Fox, secured by the beneficial interest in the Trust and non-recourse to any other assets of NWCG. Assets held for sale included in other assets in the accompanying balance sheet reflect the estimated sales proceeds of WGHP-TV and WBRC-TV; therefore, NWCG's future operations will not be affected by these stations' results except to the extent of income remitted by the Trust to service the Fox debt. Subsequent to June 30, 1995, Fox purchased WBRC-TV under the terms of the purchase option.

WSBK-TV

        In March 1995 NWCG sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5. NWCG recorded an estimated gain on the sale of approximately $40.4 in the first quarter. NWCG repaid $19.5 of the Bank Credit Agreement Loans in March 1995 and $77.3 of the Step-Up Notes in April 1995 from the estimated net proceeds of the WSBK sale.

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

SkyBox

        On April 26, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox ("SkyBox"), Marvel and a wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share, and including other estimated acquisition costs, for an amount totaling approximately $165.5. The transaction was accomplished through a tender offer (the "Tender Offer") and subsequent merger (the "Merger" and collectively with the Tender Offer, the "SkyBox Acquisition"). The purchase price also includes an obligation to former SkyBox stockholders who did not tender their shares.

        The SkyBox Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities based on their estimated respective fair values at April 27, 1995 is subject to finalization. The total estimated purchase price exceeded the fair value of the net assets of SkyBox by $170.0 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)




Pro Forma Financial Information

        The following condensed pro forma financial information gives effect, as of the beginning of the respective periods, to the acquisition of SkyBox and Panini, the purchase of the four CitiCasters' stations, the purchase of the four Argyle stations, the disposal of WGHP-TV and WBRC-TV, the exchange of shares of NWCG for 100% of the stock of NW Entertainment, Four Star and Genesis, the sale of WSBK-TV, borrowings necessary to fund the acquisitions, repayment of a portion of NWTV's debt, issuance of the NWCG Holdings Notes and the issuance of preferred stock. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred as of the beginning of the respective periods.

                                                    Pro Forma
                                               Six Months    Six Months
                                                 Ended          Ended
                                                June 30,       June 30,
                                                 1995            1994
Net revenues...................................   $ 661.9     $ 588.5
Net loss before extraordinary item.............   $ (93.0)    $ (41.6)
Net loss.......................................   $ (96.3)    $ (41.6)

3.      TOY BIZ IPO

        On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. Avi Arad, a principal stockholder of Toy Biz also sold in the Toy Biz IPO 700,000 shares of class A common stock owned by him. The net proceeds to Toy Biz, after deducting commissions and estimated offering expenses, of approximately $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. The Company recorded a gain of approximately $14.3 in connection with the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to approximately 85.3%.
The consolidated financial statement of the Company include the results of operations, financial position and cash flow of Toy Biz on a consolidated basis since the Toy Biz IPO as a result of Marvel's increased voting control. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.

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


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)




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

4.      INVENTORIES

                                        June 30,    December 31,
                                          1995          1994
        Raw materials                     $24.1         $17.6
        Work-in-process                    16.6          13.2
        Finished goods                     55.4          21.9
        Less:  reserve for obsolescence   (17.0)         (1.7)
                                         ------         ------
                                          $79.1         $51.0
                                         ======         =======







                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)



        5.      LONG-TERM DEBT

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

        As a result of the refinancing of the term loan portion of the Amended and Restated Credit Agreement, Marvel recorded a $3.3 extraordinary charge, net of taxes of $2.1, during the second quarter of 1995, which represents the write-off of related deferred financing costs.

        Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate loans will, at the option of Fleer Corp. ("Fleer"), have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance.

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

        In connection with the U.S. Term Loan Agreement, Marvel also amended the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement to finance the SkyBox Acquisition. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 0.625% to 2%, in each case depending on Marvel's financial performance.

        On June 29, 1995, Marvel IV Holdings Inc. ("Marvel IV") entered into an amended and restated credit agreement (the "Amended Marvel IV Credit Agreement") which provides for a $225.0 term loan facility and $125.0 revolving credit facility. The revolving credit facility matures on September 1, 1997. The term loan facility matures on September 1, 1997 with scheduled quarterly payments of $10.0 from September 1, 1995 through and including June 1, 1997 and a final payment of $145.0 on September 1, 1997. Borrowings outstanding under the Amended Marvel IV Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.25-3.00% or (ii) the Eurodollar Rate (as defined) plus a margin of 4.00-5.50%. The margin varies based upon the sum of the aggregate amount of outstanding borrowings plus the aggregate unused commitments. Marvel IV's obligations are guaranteed by certain affiliates of the Company and the Amended Marvel IV Credit


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (Unaudited)

Agreement contains customary affirmative and negative covenants and events of default. As of June 30, 1995, Marvel IV borrowed $250.0 under the Marvel IV Credit Agreement which was used to repay borrowings under Marvel IV's prior credit agreement with the balance advanced to a subsidiary of Mafco Holdings. Borrowings outstanding as of June 30, 1995 bore interest at a rate of 11.6%.

        In March 1995, NWCG entered into a $100.0 credit agreement secured by the capital stock of NW Entertainment and various subsidiaries ("Entertainment Line of Credit"). The availability of credit is determined based on the amount of eligible accounts receivable of NW Entertainment and various other factors. The Entertainment Line of Credit bears interest at a Eurodollar rate plus 1 1/2% or a prime rate plus 1/2%. On June 30, 1995, the Entertainment Line of Credit had an outstanding balance of $57.0.

        With the net proceeds from the sale of the Boston Station, NWCG repaid $19.5 of Bank Credit Agreement and $77.3 of the Step-Up Notes.

        As discussed above, NWCG has non-recourse debt to Fox of approximately $40.0; interest, which accrues at a rate of 18% per year, will be paid with monies remitted by the Trust.

6.      INCOME TAXES

        Income tax expense in the six months ended June 30, 1995 reflects the recognition of income taxes on the sale of the Boston Station by NWCG due to the lower historical tax basis of the station's net assets. The liability associated with these taxes will be offset by utilization of pre-bankruptcy plan effective date net operating losses of NWTV. The utilization has been reflected as a reduction of excess reorganization value. Income tax expense in the six months ended June 30, 1995 also reflects an increase in foreign source pre-tax income of Marvel compared to the 1994 period which is taxed at higher rates. In addition, the Company has not recorded a benefit in 1995 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes at Andrews Group. However, Mafco Holdings' ownership of Marvel through its indirect subsidiaries is greater than 80%.

7.      RELATED PARTY TRANSACTIONS

        At June 30, 1995 and December 31, 1994, the Company and its subsidiaries had advances from Mafco Holdings and its affiliates of $236.3 and $154.2, respectively.

        At June 30, 1995 and December 31, 1994, Holdings III had advances of $4.9 and $8.2, respectively, to Mafco Holdings represented by a non-interest bearing demand note of Mafco Holdings. In addition, at June 30, 1995 and December 31, 1994, Marvel IV had advances of $261.5 and $216.4, respectively, to Mafco Holdings and subsidiaries.

        At August 1, 1995, an aggregate of 77.6 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.8 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At August 1, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



Results of Operations

General

        The Company operates in the youth entertainment segment through its approximately 80% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel and on professional athletes, sports teams and leagues and popular entertainment characters and properties owned by others. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's operations include Marvel and Malibu comics, Marvel Family Publishing children's magazines, Fleer and SkyBox sports and entertainment picture cards, Panini children's activity stickers and adhesives, Toy Biz toys and Fleer confectionery products.

        On April 26, 1995 pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox International Inc.("SkyBox"), Marvel and a wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share, and including other estimated acquisition costs, for an amount totaling approximately $165.5. The transaction was accomplished through a tender offer (the "Tender Offer") and subsequent merger (the "Merger" and collectively with the Offer, the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not tender their shares.

        The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (82% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred Stock. NWCG operates broadcast television stations, a television production company, and filmed entertainment distribution businesses. NWCG owns non-controlling equity interests in a producer of long-form television advertisements and an entertainment magazine. Subsequent to June 30, 1995, NWCG purchased Cannell Entertainment Inc. for convertible securities valued at approximately $30.0 and certain other consideration.

Results of Marvel

        Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel net revenues and net income has been derived from businesses other than comic book publishing. For example, in 1990, net revenues from comic book publishing were approximately 87% of Marvel's total net revenues as compared to approximately 25% in 1994. Marvel's business has been augmented by the manufacture, marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys.

        Marvel believes that, in 1993, Marvel and the overall comic book direct market (i.e. comic book specialty stores) experienced an unusual increase in revenues due in large part to speculative purchases of comic books. Lower speculative purchases resulted in a decline in overall direct market comic book publishing revenues, including those of Marvel, for 1994 as compared to 1993, as well as


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)




for the first half of 1995 as compared to the first half of 1994, and may result in a decline for the second half of 1995 as compared to the second half of 1994. As a result of the changes in the direct market, Marvel has undertaken several strategic actions to bolster its comic book publishing business, including the acquisition in late 1994 of Heroes World, the third largest direct market distributor, and a reduction in the number of comic book titles published each month.

        In 1994, Marvel's sales to the direct market, which represented approximately 63% of Marvel's net publishing revenues and 16% of Marvel's consolidated net revenues, were derived from sales to 10 unaffiliated distributors. On July 1, 1995, Marvel discontinued sales through the 9 unaffiliated distributors and began to distribute its publications directly to approximately 5,000 comic book specialty stores on an exclusive basis. Marvel believes that the transition to exclusive distribution has been smoother than previously anticipated by Marvel and the comic book industry. As a result, Marvel continues to believe that controlling distribution to comic book specialty stores and focusing its distributor's efforts exclusively on Marvel's products will improve future operating results of its publishing business.

        In 1995, Marvel implemented a plan which has reduced the number of comic book titles published to approximately 75 to 80 per month from more than 100 per month in 1994. Marvel believes that the reduction in titles is consistent with changing levels of consumer demand, and will result in improved overall quality of its publications by allowing the most talented artists and writers to focus their efforts on Marvel's remaining titles. Marvel expects that the reduction in revenues resulting from a lower number of titles will not materially affect profitability as the reduction in revenues will be offset by lower personnel and production costs. Although Marvel expects that exclusive distribution through Heroes World and the reduction in titles will ultimately have a positive impact upon future publishing results, net revenues and net income from publishing were adversely affected in the first half of 1995 as compared to 1994 due to the Company's strategic actions and the aforementioned general decline in direct market revenues. Moreover, there can be no assurance that any or all of the changes above will succeed in accomplishing all of the results anticipated.

        For 1994 and the first quarter of 1995, Marvel believes that there was a general contraction in the sports trading card market. This contraction was compounded by the baseball and hockey labor situations, which adversely affected baseball and hockey trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there is no collective bargaining agreement in effect between the owners and players and the level of fan interest has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, Marvel believes that the labor situations in professional sports have resulted in decreased trading card consumer interest and therefore generally decreased consumer purchases of all trading cards. Decreased consumer purchases have resulted in a reduction in the level of purchases by trading card retailers, as well as a reduction in the number of retailers who specialize in trading cards. Accordingly, Marvel believes that the overall trading card industry has been negatively affected, causing Marvel to now expect lower net revenues in 1995 than previously anticipated for its trading cards business due to currently forecasted lower sales and higher returns of Marvel's trading cards. As a result, Marvel has increased its reserve for trading card returns and inventory obsolescence by $40.0 as of June 30, 1995. This increase, coupled with lower sales than previously anticipated by Marvel for the second quarter, has resulted in a loss for Marvel's trading card business in the second quarter of 1995.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



        During the 1994-95 NBA basketball season, there was no agreement in place between the NBA Players Association and the NBA team owners. Following the end of the season, the NBA owners instituted a "lock-out" of the players resulting in a suspension of league activities. If a new collective bargaining agreement is not reached by the start of training camp, there will be a disruption of the 1995-96 NBA season which will adversely affect the sale of basketball trading cards. In such event it is also possible that the overall trading card industry may be further adversely impacted, resulting in an additional negative impact on Marvel's net revenues and profitability from trading cards.

        Due to the effects of the labor situations discussed above, the profitability of Marvel's trading card business in 1995 will be lower than 1994. Although there can be no assurance, Marvel believes that once labor stability is re-established in professional sports, net revenues from trading cards will improve. Marvel also believes that growth opportunities exist in the entertainment trading card category. With the acquisition of SkyBox, Marvel believes that it is well positioned to increase net revenues and profitability from sports and entertainment trading cards in the future.

        Marvel expects that there will continue to be year to year fluctuations in the net revenues and profitability of its individual businesses. However, Marvel believes that its continued diversification into a broad based youth entertainment company will help to mitigate the effects of such fluctuations on overall net revenues and profitability.

Three Months Ended June 30, 1995 Compared With Three Months Ended June 30, 1994

        The Company's net revenues in 1995 were $335.9 compared with $195.6 in 1994. Revenues in 1995 include $168.4 from the Company's youth entertainment segment and $167.5 from the Company's broadcasting and production and distribution segment. Revenues in 1994 include $100.6 from the Company's youth entertainment segment and $95.0 from the Company's broadcasting and production and distribution segment.

        The increase in net revenues from the youth entertainment segment reflects a $21.8 increase in trading cards and sticker revenues, a $2.0 increase in net publishing revenues, an increase of $14.3 in other product revenues and $30.2 in toy revenues as a result of the consolidation of Toy Biz's results since the Toy Biz IPO, partially offset by a decrease of $.5 in licensing revenues. The increase in trading cards and sticker net revenues was attributable to the addition of children's sports and entertainment activity sticker collections commencing with the Panini Acquisition on September 1, 1994, partially offset by a significant decrease in trading card net revenues. The decrease in trading card net revenues principally reflects lower sales and higher return provisions, partially offset by the addition of SkyBox sports and entertainment trading cards on April 27, 1995. The increase in publishing revenues principally reflects the addition of Heroes World and, to a lesser extent, the addition of Malibu comics and Marvel Family Publishing in the fourth quarter of 1994. Until July 1, 1995, the date that Heroes World commenced exclusive distribution of Marvel's comic book publications to the direct market comic book retailers, Heroes World continued to generate sales from the distribution of comic books of other publishers. The increase in other product revenues is due to the addition of adhesives revenues commencing with the Panini Acquisition.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



        Net revenues from the broadcasting and production and distribution segment increased $72.5 or 76.3% in 1995 over 1994. The increase in broadcasting revenue of $33.0 reflects an increase of $49.1 for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle offset by a decrease of $0.6 for the six original stations owned for both periods and a decrease of $15.5 reflecting the sale of the Boston Station in March of 1995. The Company had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for the six original stations reflects a temporary reduction of revenue due to the conversion. Production and distribution revenue increased $39.5 or greater than 100% primarily due to increases in foreign syndication and network revenues.

        Direct costs for 1995 and 1994 relates to the youth entertainment segment ($118.0 and $52.0, respectively) and to the broadcasting and production and distribution segment ($91.0 and $51.3, respectively). The youth entertainment segment's direct costs as a percentage of sales was 70% in 1995 and 52% in 1994, reflecting higher direct costs as a percentage of net revenues for trading cards and publishing, partially offset by lower direct costs as a percentage of net revenue from toys and children's activity sticker collections. Sports trading cards and publishing direct costs as a percentage of sales increased due to decreased sales and higher return and inventory obsolescence provisions and reduced gross profit from publishing due in large part to the strategic actions described above.

        Broadcasting direct costs increased due to the acquisition of the Argyle and CitiCasters stations, increased direct costs for the original six stations due to higher staffing levels to support the increase in locally produced programming and non-recurring costs associated with the Company's conversion of certain broadcast stations to the Fox Network partially offset by a decrease in direct costs reflecting the sale of the Boston Station in March 1995. Production and distribution direct costs increased due to substantially greater production activity in the latter half of 1994 and 1995 and higher overhead to support the production activity.

        Selling, general and administrative ("SG&A") expenses in 1995 increased by $38.8 to $95.0. The youth entertainment segment's SG&A expenses increased from $24.7 to $52.0. The increase of $27.3 was mainly attributable to the addition of children's sports and entertainment activity sticker collections and adhesives and SkyBox sports and entertainment trading cards, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effect of the strategic actions taken in the publishing business described above. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 31% in 1995 and 25% in 1994. The broadcasting and production and distribution segment's SG&A expenses were $37.1 and $25.7 in 1995 and 1994, respectively. Broadcasting SG&A expenses increased due to the acquisition of the Argyle and CitiCasters stations, increased expenses for the original six stations due to higher staffing levels to support the increase in locally produced programming and the increased promotional and advertising activities, and non-recurring costs associated with the Company's conversion of certain broadcast stations to the Fox Network partially offset by a decrease in expenses reflecting the sale of the Boston Station in March 1995. Production and distribution SG&A expenses increased due to substantially greater production activity in the latter half of 1994 and 1995 and higher overhead to support the production activity. Also included in SG&A expenses are $5.9 and $5.8 of corporate overhead expenses in 1995 and 1994, respectively.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



        Amortization of goodwill and intangibles increased to $18.4 in 1995 from $10.9 in 1994 primarily due to the acquisition of broadcast television stations, Panini and SkyBox and the consolidation of Toy Biz.

        Interest expense increased to $74.0 in 1995 from $44.7 in 1994 primarily due to the issuance in 1994 of the NWCG Holdings Notes, borrowings under the bank credit agreement of Marvel IV Holdings, borrowings used for the acquisitions of Panini, SkyBox, broadcast television stations and to fund increased production activity partially offset by a reduction in interest expense on indebtedness to affiliates.

        Interest and net investment income increased to $9.6 in 1995 from $2.8 in 1994 primarily due to an increase in interest income on loans to affiliates.

        The Company recorded a gain of $52.2 in 1994 in connection with the sale by NWCG of 16,318,811 shares of common stock in a rights offering and the sale of the NWCG Series B Preferred Stock to Fox.

        Amortization of debt issuance costs and other increased from 1994 to 1995 primarily due to amortization of deferred financing costs related to increased borrowing in 1994 and 1995.

        Marvel recorded an extraordinary loss, net of taxes of $2.1, which represents a write-off of the related deferred financing costs associated with the term loan portion of its amended and Restated Credit Agreement.

Six Months Ended June 30, 1995 Compared With Six Months Ended June 30, 1994

        The Company's net revenues in 1995 were $610.3 compared with $377.6 in 1994. Revenues in 1995 include $327.9 from the Company's youth entertainment segment and $282.4 from the Company's broadcasting and production and distribution segment. Revenues in 1994 include $198.8 from the Company's youth entertainment segment and $178.8 from the Company's broadcasting and production and distribution segment.

        The increase in revenues from the youth entertainment segment reflects a $48.8 increase in trading card and sticker revenues, a $9.9 increase in net publishing revenues, an increase of $.5 in licensing revenues, an increase of $26.5 in other product revenues and $43.4 in toy revenues as a result of the consolidation of Toy Biz's results since the Toy Biz IPO. The increase in trading card and sticker net revenues was attributable to the addition of children's sports and entertainment activity sticker collections commencing with the Panini Acquisition on September 1, 1994, partially offset by a significant decrease in trading card net revenues. The decrease in trading card net revenues principally reflects lower sales and higher return provisions, partially offset by the addition of SkyBox sports and entertainment trading cards on April 27, 1995. The increase in publishing revenues principally reflects the addition of Heroes World and, to a lesser extent, the addition of Malibu comic and Marvel Family Publishing in the fourth quarter of 1994. Until July 1, 1995, the date that Heroes World commenced exclusive distribution of Marvel's comic book publications to the direct market comic book retailers, Heroes World continued to generate sales from the distribution of comic books of other publishers.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)




The increase in other product revenues is due to the addition of adhesives revenues commencing with the Panini Acquisition.

        Net revenues from the broadcasting and production and distribution segment increased $103.6 or 57.9% in 1995 over 1994. The increase in broadcasting revenue of $38.4 reflects an increase of $61.1 for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle, a decrease of $3.8 for the six original stations owned for both periods and a decrease of $18.9 reflecting the sale of the Boston Station in March of 1995. The Company had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for the six original stations reflects a temporary reduction of revenue due to the conversion and higher revenues in 1994 when the majority of these stations broadcast the 1994 Winter Olympics. Production and distribution revenue increased $65.2 or greater than 100% primarily due to increases in foreign syndication, network and domestic syndication revenues.

        Direct costs for 1995 and 1994 relates to the youth entertainment segment ($214.9 and $101.0, respectively) and to the broadcasting and production and distribution segment ($166.1 and $99.6, respectively). The youth entertainment segment's direct costs as a percentage of sales was 66% in 1995 and 51% in 1994, reflecting higher direct costs as a percentage of net revenues for trading cards and publishing, partially offset by lower direct costs as a percentage of net revenue from toys and children's activity sticker collections. Sports trading cards and publishing direct costs as a percentage of sales increased due to decreased sales and higher return and inventory obsolescence provisions and reduced gross profit from publishing due in large part to the strategic actions described above.

        Broadcasting direct costs increased due to the acquisition of the Argyle and CitiCasters stations and increased direct costs for the original six stations due to higher staffing levels to support the increase in locally produced programming partially offset by a decrease in direct costs reflecting the sale of the Boston Station in March 1995. Production and distribution direct costs increased due to substantially greater production activity in the latter half of 1994 and 1995 and higher overhead to support the production activity. Both of NWCG's business segments incurred direct costs associated with NWCG's conversion of certain broadcast stations to the Fox Network, which allows the broadcast stations to provide more locally-produced programming.

        Selling, general and administrative ("SG&A") expenses in 1995 increased by $70.8 to $175.3. The youth entertainment segment's SG&A expenses increased from $49.3 to $97.3. The increase of $48.0 was mainly attributable to the addition of children's sports and entertainment activity sticker collections and adhesives and SkyBox sports and entertainment trading cards, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effect of the strategic actions taken in the publishing business described above. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 30% in 1995 and 25% in 1994. The broadcasting and production and distribution segments SG&A expenses were $67.2 and $46.0 in 1995 and 1994, respectively. Broadcasting SG&A expenses increased due to the acquisition of the Argyle and CitiCasters stations and increased expenses for the original six stations due to higher staffing levels to support the increase in locally produced programming and the increased promotional and advertising activities partially offset by a decrease in expenses reflecting the sale of the Boston Station in March 1995.
Production and distribution SG&A expenses increased due to substantially


CAPITAL PRINTING SYSTEMS]


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)




greater production activity in the latter half of 1994 and 1995, the start-up of the sales and marketing firm in May of 1994 and higher overhead to support the production activity. Both of NWCG's business segments incurred SG&A expenses associated with NWCG's conversion of certain broadcast stations to the Fox Network, which allows the broadcast stations to provide more locally-produced programming. Also included in SG&A expenses are $10.8 and $9.2 of corporate overhead expenses in 1995 and 1994, respectively.

        Amortization of goodwill and intangibles increased to $31.0 in 1995 from $21.8 in 1994 primarily due to the acquisition of Panini, SkyBox and broadcast television stations and the consolidation of Toy Biz.

        The Company recorded a gain of $54.7 in 1995 in connection with the sale of the Boston Station and the Toy Biz IPO. The Company recorded a gain of $83.2 in 1994 in connection with the sale by NWCG of 16,318,811 shares of common stock in a rights offering and the sale of the NWCG Series B Preferred Stock to Fox.

        Interest expense increased to $139.3 in 1995 from $88.7 in 1994 primarily due to the issuance in 1994 of the Holdings III Notes and NWCG Holdings Notes, borrowings under the bank credit agreement of Marvel IV Holdings, borrowings used for the acquisitions of Panini, SkyBox, broadcast television stations and to fund increased production activity partially offset by a reduction in interest expense on indebtedness to affiliates.

        Interest and net investment income increased to $19.5 in 1995 from $4.3 in 1994 primarily due to an increase in interest income on loans to affiliates.

        Amortization of debt issuance costs and other increased from 1994 to 1995 primarily due to amortization of financing costs related to increased borrowings in 1994 and 1995.

        The provision for income taxes was $40.5 and $1.7 in 1995 and 1994, respectively. The increase in income tax expense results primarily from the recognition of income taxes on the sale of WSBK by NWCG and an increase in foreign source pre-tax income of Marvel which is taxed at higher rates. The tax liability associated with the sale of WSBK will be offset by the utilization of NWCG pre-bankruptcy plan effective date net operating losses. The utilization has been reflected as a reduction of excess reorganization value. In addition, the Company has not recorded a benefit in 1995 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes.

        Equity in net income of investees represents Marvel's equity interest in Toy Biz prior to the Toy Biz IPO, NWCG's 37.5% interest in Guthy-Renker and NWCG's portion of Genesis' net loss prior to the acquisition of the remaining 50% of Genesis.

        Marvel recorded an extraordinary loss, net of taxes of $2.1, which represents a write-off of the related deferred financing costs associated with the term loan portion of its amended and Restated Credit Agreement.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



Inflation

        In general, costs to operate in the Company's business segments are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company in 1995 or 1994.

Financial Condition, Liquidity and Capital Resources

(a)     Marvel

        Marvel's net cash provided by operations was $4.5 and $7.2 for the six months ended June 30, 1995 and 1994 respectively. The decrease in cash provided by operations was mainly attributable to a reduction in net income. Cash as shown on the Consolidated Balance Sheets includes $22.6 and 34.6 from Toy Biz and from foreign sources, respectively. In addition, the increase in working capital as shown on the Consolidated Balance Sheets includes $48.1 attributable to Toy Biz.

        Capital expenditures were $15.0 and $1.3 for the six months ended June 30, 1995 and 1994, respectively. The significant increase in the 1995 period as compared to the 1994 period is primarily attributable to the expansion of Panini's adhesives paper facility and, to a lesser extent, the consolidation of Toy Biz.

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

        Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement) plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Fleer, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate Loans, 2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate Loans, 1% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at August 4, 1995, was approximately 5 7/8% to 5 15/16%, depending upon the length of the relevant interest period, and the interest rate on Alternate Base Rate Loans, at August 4, 1995, was approximately 8 3/4% per annum. Interest on Alternate Base Rate Loans is payable quarterly in arrears and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)




        The obligations of Fleer under the U.S. Term Loan Agreement are not secured, but Marvel has guaranteed Fleer's obligations thereunder.

        The U.S. Term Loan Agreement includes various restrictive covenants incorporated by reference to the existing Amended and Restated Credit Agreement prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement also contains certain customary financial covenants and events of default for a financing of this type.

        In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 0.625% to 2%, in each case depending on Marvel's financial performance.

        At August 4, 1995, 78,049,626 shares, or 76.9% of Marvel's outstanding shares of common stock were pledged to secure indebtedness of subsidiaries of Mafco. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

        At August 4, 1995, Marvel's outstanding bank indebtedness was $572.3, and Marvel had $39.5 available under its revolving credit facility.

        On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of its class A common stock at $18.00 per share. Avi Arad, a principal shareholder of Toy Biz, also sold 700,000 shares of class A common stock owned by him in the Toy Biz IPO. The net proceeds of approximately $44.1 to Toy Biz, after deducting commissions and estimated offering expenses, were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. Marvel recorded other income of approximately $14.3 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to 36.6%, and its voting control increased to approximately 85.3%.

        In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30 revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)



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

        There was no outstanding indebtedness under the Toy Biz line of credit at August 4, 1995.

        Marvel anticipates that borrowings under its various credit agreements will be paid from internally generated funds of Marvel or from other sources, which may include the sale of debt securities of Marvel. Marvel also anticipates that internally generated funds, as well as proceeds from borrowings under the revolving credit portion of the existing Amended and Restated Credit Agreement or any amendment thereto, will be sufficient to meet working capital, capital expenditure and investment requirements.

 (b)    NWCG

        At June 30, 1995, NWCG has total outstanding debt of $1,016.1 The increase in debt from December 31, 1994 includes the drawdown of the Acquisition Credit Agreement of $375.0, the incurrence of approximately $40.4 of non-recourse debt to Fox and a drawdown of the Entertainment Line of Credit of $57.0. Further, NWCG repaid $19.5 of the Bank Credit Agreement Loans and $77.3 of the Step-up Notes with the net proceeds from the sale of the Boston Station and paid $8.0 of the Step-up Notes as a scheduled payment. In July and August, NWCG received an additional $62.8 when three of the Argyle stations affiliated with the Fox Network.

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

        NW Entertainment obtained a $100.0 credit facility collateralized by certain assets of the production and distribution segment. At June 30, 1995, $57.0 is outstanding under this facility. NWCG believes production and distribution segment cash flow will be sufficient to service this debt.

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


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in million, except per share data)




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

        In August 1995, the Company acquired Cannell Entertainment Inc., for convertible securities valued at $30.0 and certain other consideration.

(c)     Corporate and other subsidiaries

        The Company's corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At August 1, 1995, an aggregate of 77.6 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.8 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At August 1, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES




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

        In connection with the appeal to the United States Court of Appeals for the Seventh Circuit by the plaintiff in the Eckstein and Majeski Actions (see Andrews Group 1994 10-K), oral argument was



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES



held on April 17, 1995.On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc. The petition was denied by the Court of Appeals on July 21, 1995. On or about July 6, 1995, the Majeski plaintiffs filed a purported class action lawsuit in the Circuit Court for Milwaukee County, Wisconsin, entitled Ralph Majeski, et al. v. Balcor Entertainment Company Ltd., et al., Case No. 95CV006579 (the "Majeski State Court Action"). The Majeski State Court Action is based on allegations similar to those in the Federal Court Majeski Action, and seeks similar relief. The complaint alleges claims based on state law asserting, among other things, breach of fiduciary duties, negligent and intentional misrepresentation and deceit, breach of contract, and a derivative claim on behalf of another defendant, Balcor Film Investors, and its successor.

        On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action seeks equitable relief and damages. Preliminary agreement has been reached on a settlement of this litigation. Under the terms of the settlement, NWCG will issue 2 million warrants for the purchase of NWCG stock at the market price on the day of issue. The warrants will be exercisable over a 90-day period, 5 years from the date of issue. There will also be a payment of cash consideration. In addition, Andrews Group will contribute the stock of L.C. Holdings, a company with an educational film library, to NWCG. The settlement is subject to final documentation and court approval. It is anticipated that submission for court approval will take place prior to September 30, 1995. When the securities are issued, the fair value of the securities will be reflected in NWCG's common stockholders' equity with a corresponding reduction to additional paid-in-capital.

        The Company and its subsidiaries are also parties to various other litigation, which have arisen in the ordinary course of business. The Company believes that it is unlikely that the outcome of all pending litigation in the aggregate will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries taken as a whole.



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

4.38 First Amendment dated as of March 10, 1995 to Credit Agreement dated as of July 20, 1994 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements

4.39 Amended and Restated Agreement dated as of June 29, 1995 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements

        27 - Financial Data Schedule

(b)     Report on Form 8-K

        April 26, 1995 (Items 2 and 7)


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ANDREWS GROUP INCORPORATED
                                        (Registrant)





                                By:     /s/ Joseph P. Page
 August 11, 1995                        Joseph P. Page
                                        Executive Vice President and
                                        Chief Financial Officer











                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ANDREWS GROUP INCORPORATED
                                      (Registrant)


                         By:    /s/ Laurence Winoker
 August 11, 1995                Laurence Winoker
                                Vice President and Controller
                                (Principal Accounting Officer)