Form 10-Q
period 1995-09-30
ANDREWS GROUP INC /DE/
filed 1995-11-15
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ____

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

            Class                             Outstanding at November 13, 1995
Common Stock, $1.00 par                                   1,000

 As of November 13, 1995, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Dollars in Millions, except share data)
                                 (Unaudited)
                                                                       September 30,      December 31,
                                                                           1995               1994
                                                                       -----------         -----------
                                 ASSETS

Cash                                                                     $123.3              $175.7
Trade receivables, net                                                    456.0               302.8
Inventories                                                               109.7                51.0
Television program contract rights                                         29.3                23.9
Film costs, net                                                            67.1                62.4
Prepaid expenses and other                                                 95.5                62.1
                                                                       -----------         -----------
   Total current assets                                                   880.9               677.9



Property, plant and equipment, net                                        288.9               232.0
Intangible assets and excess reorganization value, net                  2,442.7             1,648.4
Loans to affiliate                                                        348.8               224.6
Other assets                                                              233.5               446.3
                                                                       ---------           -----------
                                                                       $4,194.8            $3,229.2
                                                                       =========           ===========

               LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current portion of long-term debt and notes payable                  $55.2              $100.8
     Accounts payable and accrued expenses                                383.4               286.9
     Television program contracts payable                                  32.6                26.8
     Deferred income                                                       46.4                28.2
     Participations and residuals payable                                  32.6                23.9
                                                                       ---------           -----------
      Total current liabilities                                           550.2               466.6

Long-term debt                                                          2,862.7             2,148.9
Indebtedness to affiliates                                                270.6               154.2
Other liabilities                                                         172.4               142.1
Minority interest                                                         466.3               414.7
Redeemable preferred stock of subsidiaries                                340.1               246.9

Stockholder's deficit:
     Common stock, $1.00 par value; 1,000 shares
     authorized, issued and outstanding
     Additional  paid-in-capital                                           39.8                32.6
     Accumulated deficit                                                 (507.5)             (375.6)
     Cumulative translation adjustment                                      0.2                (1.2)
                                                                       ---------           -----------
       Total stockholder's deficit                                       (467.5)             (344.2)
                                                                       ---------           -----------
                                                                       $4,194.8            $3,229.2
                                                                       =========           ===========

                 See notes to consolidated financial statements.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in Millions)
                                   (Unaudited)
                                                                             Nine Months Ended         Three Months Ended
                                                                               September 30,              September 30,
                                                                         -------------------------  -------------------------
                                                                           1995            1994       1995            1994
                                                                         ---------        --------  ---------        --------
Net revenues                                                             $1,017.8           $628.7   $407.5          $249.1
Operating expenses:
     Direct costs                                                           604.0            344.2    223.0           141.7
     Selling general and administrative expenses                            286.4            169.8    111.1            65.2
Amortization of goodwill and intangibles                                     49.0             33.4     18.0            11.6
                                                                         ---------        --------  --------        --------
Operating income                                                             78.4             81.3     55.4            30.6
                                                                         ---------        --------  --------        --------
Other (expenses) income:
     Interest expense                                                      (218.3)          (140.8)   (79.0)          (52.1)
     Interest and net investment income                                      31.6              9.5     12.1             5.2
     Gain on sale of interest in businesses                                  55.2             88.7      0.5             5.5
     Amortization of debt issuance costs and other                          (23.7)            (7.2)    (9.6)           (3.9)
                                                                         ---------        --------  --------        --------
                                                                           (155.2)           (49.8)   (76.0)          (45.3)
                                                                         ---------        --------  --------        --------

(Loss) income before income taxes, minority interest, equity
 in net income of investees and extraordinary item                          (76.8)            31.5    (20.6)          (14.7)
Provision for income taxes                                                  (59.8)            (5.0)   (19.3)           (3.3)
Minority interest in loss of subsidiaries                                     6.9              7.2      1.8             4.8
Equity in net income of investees                                             1.1              4.8      0.6             2.5
                                                                         ---------        --------  --------        --------
(Loss) income before extraordinary item                                    (128.6)            38.5    (37.5)          (10.7)
Extraordinary item                                                           (3.3)
                                                                         ---------        --------  --------        --------
Net (loss) income                                                         ($131.9)           $38.5   ($37.5)         ($10.7)
                                                                         =========        ========  ========        ========

                 See notes to consolidated financial statements.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                           1995            1994
                                                                         ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                        ($131.9)          $38.5
                                                                         ---------        --------
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
     Depreciation and amortization                                          88.5            53.4
     Noncash interest expense                                               74.2            50.8
     Equity in net income of investees, net of distributions                 1.9            (4.8)
     Minority interest in loss of subsidiaries                              (6.9)           (7.2)
     Extraodinary item                                                       3.3
     Gain on sale of interest in businesses                                (55.2)           (88.7)
     Other                                                                   2.2
     Excess of television program contract rights amortization
       over payments                                                         4.0              3.4
     Film cost amortization under additions                                 (9.0)           (19.5)
     Changes in assets and liabilities, net of effects
       of acquisitions and dispositions of businesses:
      Increase in assets                                                  (143.3)           (70.4)
      Increase in liabilities                                               93.5              7.6
                                                                         ---------        --------
                                                                            53.2            (75.4)
                                                                         ---------        --------
Net cash flows from operating activities                                   (78.7)           (36.9)
                                                                         ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Broadcast station acquisitions, net of cash acquired                 (360.5)          (365.0)
     Proceeds from sale of broadcast stations and certain fixed assets     211.9
     Acquisitions of SkyBox, net of cash and cash equivalents acquired    (159.5)
     Acquisitions of Panini, net of cash acquired                                          (131.4)
     Other acquisitions, investments and advances                          (42.2)           (13.8)
     Loans to affiliates, net                                             (124.2)
     Capital expenditures                                                  (53.6)           (26.1)
     Other                                                                                   (2.3)
                                                                         ---------        --------
     Net cash flows from investing activities                             (528.1)          (538.6)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from long term debt                                          744.1            511.7
     Repayment and repurchases of debt                                    (415.1)           (77.0)
     Issuance of preferred and common stock by subsidiaries                117.2            540.4
     Loans (repayments) from affiliates, net                               116.4           (248.8)
     Debt issuance costs and other, net                                    (15.7)           (29.8)
                                                                         ---------        --------
     Net cash flows from financing activities                              546.9            696.5
                                                                         ---------        --------
Cash balance from previously unconsolidated subsidiary                       7.5              --
                                                                         ---------        --------
Net (decrease) increase in cash                                            (52.4)           121.0
Cash at beginning of the period                                            175.7             40.1
                                                                         ---------        --------
Cash at end of the period                                                 $123.3           $161.1
                                                                         =========        ========

                 See notes to consolidated financial statements.


                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                           1995            1994
                                                                         ---------        --------

Supplemental disclosures of cash flow information:
  Interest paid during the period                                         $139.5          $81.0
  Taxes paid (refunded) during the period                                    7.3           (1.3)

Supplemental schedule of non-cash investing and financing activities:
  Purchase of television program contract rights                          $32.9           $30.3
  Additions to film costs                                                  64.7            35.1


CitiCaster's Station Purchase:
  Fair value of acquired                                                                  $285.9
  Common stock warrants issued                                                             (10.0)
  Cash                                                                                    (264.8)
                                                                                          ---------
  Liabilities assumed                                                                      $11.1
                                                                                          =========
Argyle stations purchase:
  Fair value of assets acquired                                          $777.9
  Purchase option applied to purchase price                              (100.0)
  Cash paid, net of cash received                                        (360.5)
                                                                         ---------
  Liabilities assumed                                                    $317.4
                                                                         =========


                 See notes to consolidated financial statements.

            ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions, except share data)
                            (Unaudited)




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

     All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1994 Form 10-K.

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

     CitiCasters' Stations

     On September 9, 1994, NWCG consummated the acquisition of three broadcast television stations, KSAZ-TV (Phoenix), WDAF-TV (Kansas City) and WGHP-TV (Greensboro-High Point), from CitiCasters for consideration of $262.3 in cash and a warrant to purchase 5,000,000 shares of NWCG's Class A Common Stock for an initial exercise price of $15.00 per share. Further, on October 12, 1994, NWCG completed the acquisition of a fourth broadcast television station, WBRC-TV (Birmingham), from CitiCasters for cash consideration of approximately $94.1. In connection with these acquisitions, NWCG assumed certain liabilities. On March 31, 1995, NWCG granted to Fox Television Stations, Inc. ("Fox") an option to acquire both WGHP-TV and WBRC-TV in consideration of a non-refundable payment by Fox of $100.0, subject to certain adjustments. The $100.0 may be credited against the purchase price of $135.0. NWCG contributed the stock of the subsidiaries which own and operate WGHP-TV and WBRC-TV to a trust of which NWCG is the beneficiary (the "Trust"). NWCG will have no role in the management or operation of the stations contributed to the Trust. Further, NWCG borrowed approximately $40.4 from Fox, secured by the beneficial interest in the Trust and non-recourse to any other assets of NWCG. Assets held for sale included in other assets at December 31, 1994 in the accompanying balance sheet reflect the estimated sales proceeds of WGHP-TV and WBRC-TV; therefore, NWCG's future operations will not be affected by these stations' results except to the extent of income remitted by the Trust to service the Fox debt. In July 1995, Fox purchased WBRC-TV for $100.0 under the terms of the purchase option. The consideration for the purchase consisted of $74.1 of the option payment applied to the purchase price and a reduction of the note payable to Fox. As of September 30, 1995, the company retains WGHP-TV in the beneficial trust and has corresponding non-recourse debt of $16.7.

WSBK-TV

     In March 1995 NWCG sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5. NWCG recorded an estimated gain on the sale of approximately $40.5. NWCG repaid $19.5 of the Bank Credit Agreement Loans in March 1995 and $77.3 of the Step-Up Notes in April 1995 from the estimated net proceeds of the WSBK sale.

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

Cannell Entertainment

     In July 1995, NWCG purchased Cannell Entertainment Inc. for NWCG Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Stock") valued at approximately $30.0 and certain other consideration. The acquisition has been accounted for as a purchase.

SkyBox

     On April 26, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox ("SkyBox"), Marvel and a wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share. The purchase price, including other estimated acquisition costs, totaled approximately $165.5. The transaction was accomplished through a tender offer (the "Tender Offer") and subsequent merger (the "Merger" and collectively with the Tender Offer, the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not tender their shares.

     The SkyBox Acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities based on their estimated respective fair values at April 27, 1995 is subject to finalization. The total estimated purchase price exceeded the fair value of the net assets of SkyBox by $162.7 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis. In connection with the acquisition, Marvel assumed liabilities of $35.6.

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

                                              Pro Forma
                                     -----------------------------
                                      Nine Months     Nine Months
                                       Ended           Ended
                                     September 30,   September 30,
                                     -----------------------------
                                       1995            1994
                                     ----------       ----------
Net revenues..........................$1,065.9        $916.8
                                      ========        ======
Net loss before extraordinary item....$ (134.6)       $(51.9)
                                      =========       =======
Net loss..............................$ (137.9)       $(51.9)
                                      =========       =======


3.   TOY BIZ IPO

     On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. Avi Arad, a principal stockholder of Toy Biz also sold in the Toy Biz IPO 700,000 shares of class A common stock owned by him. The net proceeds to Toy Biz, after deducting commissions and estimated offering expenses, of approximately $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. The Company recorded a gain of approximately $14.3 in connection with the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to approximately 85.3%. The consolidated financial statements of the Company include the results of operations, financial position and cash flow of Toy Biz on a consolidated basis since the Toy Biz IPO as a result of Marvel's increased voting control. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.

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

     The Toy Biz credit facility, as amended, contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel continue to control a majority of the voting control of Toy Biz and have the power to elect a majority of Toy Biz's Board of Directors and (b) the exclusive royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

4.   INVENTORIES

                                           September 30,   December 31,
                                              1995            1994
                                           ------------    -----------
     Raw materials                            $24.6        $17.6
     Work-in-process                           19.7         13.2
     Finished goods                            74.3         21.9
     Less:  reserve for obsolescence           (8.9)        (1.7)
                                              ------       ------
                                              $109.7       $51.0
                                              ======       ======


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

     As a result of the refinancing of the term loan portion of the Amended and Restated Credit Agreement, the Company recorded a $3.3 extraordinary charge during the second quarter of 1995 which represents the write-off of related deferred financing costs.

     Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate loans will, at the option of Fleer Corp. ("Fleer"), have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2 1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance.

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

     On June 29, 1995, Marvel IV Holdings Inc. ("Marvel IV") entered into an amended and restated credit agreement (the "Amended Marvel IV Credit Agreement") which provides for a $225.0 term loan facility and $125.0 revolving credit facility. The revolving credit facility matures on September 1, 1997. The term loan facility matures on September 1, 1997 with scheduled quarterly payments of $10.0 from September 1, 1995 through and including June 1, 1997 and a final payment of $145.0 on September 1, 1997. Borrowings outstanding under the Amended Marvel IV Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.25-3.00% or (ii) the Eurodollar Rate (as defined) plus a margin of 4.00-5.50%. The margin varies based upon the sum of the aggregate amount of outstanding borrowings plus the aggregate unused commitments. Marvel IV's obligations are guaranteed by certain affiliates of the Company and the Amended Marvel IV Credit Agreement contains customary affirmative and negative covenants and events of default. As of September 30, 1995, Marvel IV borrowed $305.0 under the Marvel IV Credit Agreement which was used to repay borrowings under Marvel IV's prior credit agreement with the balance advanced to an affiliate. Borrowings outstanding as of September 30, 1995 bore interest at a rate of 11.4%.

     In March 1995, NWCG entered into a $100.0 credit agreement secured by the capital stock of NW Entertainment and various subsidiaries ("Entertainment Line of Credit"). The availability of credit is determined based on the amount of eligible accounts receivable of NW Entertainment and various other factors. The Entertainment Line of Credit bears interest at a Eurodollar rate plus 1 1/2% or a prime rate plus 1/2%. On September 30, 1995, the Entertainment Line of Credit had an outstanding balance of $63.0.

     With the net proceeds from the sale of the Boston Station, NWCG repaid $19.5 of Bank Credit Agreement and $77.3 of the Step-
Up Notes.

     As discussed above, NWCG has non-recourse debt to Fox of approximately $16.7 as of September 30, 1995; interest, which accrues at a rate of 18% per year, will be paid with monies remitted by the Trust.

6.   PREFERRED STOCK

     In July and August 1995, Fox purchased $62.8 of NWCG Series C Preferred Stock upon the effectiveness of affiliation agreements between three of the former Argyle television stations and Fox. This investment represents the balance of the total investment of $250.0 which Fox agreed to make in Series C Preferred Stock.

7.   INCOME TAXES

     Income tax expense in the nine months ended September 30, 1995 reflects the recognition of income taxes on the sale of the Boston Station by NWCG due to the lower historical tax basis of the station's net assets. The liability associated with these taxes will be offset by utilization of pre-bankruptcy plan effective date net operating losses of NWTV. The utilization has been reflected as a reduction of excess reorganization value. Income tax expense in the nine months ended September 30, 1995 also reflects an increase in foreign source pre-tax income of Marvel compared to the 1994 period which is taxed at higher rates. In addition, the Company has not recorded a benefit since the second quarter of 1994 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes at Andrews Group. However, Mafco Holdings' ownership of Marvel through its indirect subsidiaries is greater than 80%.

8.   RELATED PARTY TRANSACTIONS

     At September 30, 1995 and December 31, 1994, the Company and its subsidiaries had advances from Mafco Holdings and its affiliates of $270.6 and $154.2, respectively.

     At September 30, 1995 and December 31, 1994, Holdings III had advances of $0 and $8.2, respectively, to Mafco Holdings represented by a non-interest bearing demand note of Mafco
Holdings.  In addition, at September 30, 1995 and December 31,
1994, Marvel IV had advances of $348.8 and $216.4, respectively, to Mafco Holdings and subsidiaries.

     At November 6, 1995, an aggregate of 77.6 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At November 6, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations
---------------------
General
-------
     The Company operates in the youth entertainment segment through its approximately 79% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel and on professional athletes, sports teams and leagues and popular entertainment characters and properties owned by others. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's operations include Marvel and Malibu comics, Marvel Family Publishing children's magazines, Fleer and SkyBox sports and entertainment picture cards, Panini children's activity stickers and adhesives, Toy Biz toys and Fleer confectionery products.

     The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (82% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred Stock. NWCG is a vertically integrated entertainment company which operates, through wholly-owned subsidiaries, twelve broadcast television stations, television production operations, filmed entertainment libraries, and a filmed entertainment distribution business.

Results of Marvel
-----------------
     Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel net revenues and net income has been derived from businesses other than comic book publishing. For example, in 1990, net revenues from comic book publishing were approximately 87% of Marvel's total net revenues as compared to approximately 25% in 1994. Marvel's business has been augmented by the manufacture, marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys.

     Marvel believes that, in 1993, Marvel and the overall comic book direct market (i.e., comic book specialty stores) experienced an unusual increase in revenues due in large part to speculative purchases of comic books. Lower speculative purchases resulted in a decline in overall direct market comic book publishing revenues, including those of Marvel, for 1994 as compared to 1993, as well as for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, and may result in a decline for 1995 as compared to 1994. As a result of the changes in the direct market, Marvel has undertaken several strategic actions which it believes will have the long-term effect of bolstering its comic book publishing business.
The actions include the acquisition in late 1994 of Heroes World, the third largest direct market distributor, and a reduction in the number of comic book titles published each month.

     In 1994, Marvel's sales to the direct market, which represented approximately 63% of Marvel's net publishing revenues and 16% of Marvel's consolidated net revenues, were derived from sales to 10 unaffiliated distributors. On July 1, 1995, Marvel discontinued sales through the nine unaffiliated distributors and began to distribute, through its Heroes World subsidiary, its publications directly to approximately 5,000 comic book specialty stores on an exclusive basis. Although Marvel expects that exclusive distribution of Marvel's publications through Heroes World and the reduction in titles will ultimately have a positive impact upon future publishing results, net revenues and net income from publishing were adversely affected during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 due to Marvel's strategic actions and the aforementioned general decline in direct market revenues. Marvel continues to evaluate the size and scope of its publishing business, as well as secondary markets in which Marvel's publications are sold, in order to identify other potential strategic actions, such as measures designed to bring the cost structure of the publishing business in line with anticipated revenues, which could ultimately lead to improved profitability of Marvel's publishing business in the future. However, there can be no assurance that any or all of the actions described above will succeed in accomplishing all of the results anticipated.

     For 1994 and nine months ended September 30, 1995, Marvel believes that there was a general contraction in the sports trading card market. This contraction was compounded by the baseball and hockey labor situations, which adversely affected baseball and hockey trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players and the level of fan interest has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, Marvel believes that the labor situations in professional sports have resulted in decreased trading card consumer interest and therefore generally decreased consumer purchases of all trading cards. Decreased consumer purchases have resulted in a reduction in the level of purchases by trading card retailers, as well as a reduction in the number of retailers who specialize in trading cards. Accordingly, Marvel believes that the overall trading card industry has been negatively affected, causing Marvel to expect lower sales and higher returns in 1995 than previously anticipated for its trading cards business.

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

Three Months Ended September 30, 1995 Compared With Three Months
----------------------------------------------------------------
Ended September 30, 1994
------------------------
     The Company's net revenues in 1995 were $407.5 compared with $249.1 in 1994. Revenues in 1995 include $269.0 from the Company's youth entertainment segment and $138.5 from the Company's broadcasting and production and distribution segment. Revenues in 1994 include $152.1 from the Company's youth entertainment segment and $97.0 from the Company's broadcasting and production and distribution segment.

     The increase in net revenues from the youth entertainment segment reflects a $51.0 increase in trading cards and sticker revenues, a $1.3 increase in net publishing revenues, an $8.2 increase in other product revenues and $57.3 increase in toy revenues, partially offset by a $.9 decrease in licensing revenues. The increase in trading cards and sticker net revenues was attributable to the addition of SkyBox sports and entertainment trading cards on April 27, 1995, and the addition of children's sports and entertainment activity sticker collections commencing with the Panini Acquisition on September 1, 1994. The increase in toy revenues is a result of the consolidation of Toy Biz's results since the Toy Biz IPO. The increase in other product revenues is due to the addition of adhesives revenues commencing with the Panini Acquisition.

     Net revenues from the broadcasting and production and distribution segment increased $41.5 in 1995 over 1994. The increase in broadcasting revenue of $21.2 reflects an increase of $35.4 for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle offset by a decrease of $5.2 for the six original stations owned for both periods and a decrease of $9.0 reflecting the sale of the Boston Station in March of 1995. The Company had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for the six original stations reflects both a temporary reduction of revenue due to the conversion and a softening of national and local revenues late in the third quarter, which is expected to continue in the fourth quarter. Production and distribution revenue increased $20.3 primarily due to increases in domestic syndication and network revenues, reflecting substantially increased production activity and the continued exploitation of NWCG's library.

     Direct costs for 1995 and 1994 relates to the youth entertainment segment ($139.6 and $79.1, respectively) and to the broadcasting and production and distribution segment ($83.4 and $62.6, respectively). The youth entertainment segment's direct costs as a percentage of sales was 52% in 1995 and 1994, reflecting lower direct costs as a percentage of net revenue from toys and children's activity sticker collections offset by higher direct costs as a percentage of net revenues for publishing.

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

     Selling, general and administrative ("SG&A") expenses in 1995 increased by $45.9 to $111.1. The youth entertainment segment's SG&A expenses increased from $31.2 to $64.0. The increase of $32.8 was attributable to the addition of Panini children's sports and entertainment activity sticker collections and adhesives and SkyBox sports and entertainment trading cards, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effect of the strategic actions taken in its publishing business. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 24% in 1995 and 21% in 1994.
The broadcasting and production and distribution segment's SG&A expenses were $36.1 and $26.7 in 1995 and 1994, respectively. Broadcasting SG&A expenses increased due to the acquisition of the Argyle and CitiCasters stations, increased expenses for the original six stations due to higher staffing levels to support the increase in locally produced programming, increased promotional and advertising activities and non-recurring costs associated with the Company's conversion of certain broadcast stations to the Fox Network partially offset by a decrease in expenses reflecting the sale of the Boston Station in March 1995. Production and distribution SG&A expenses increased due to substantially greater production activity in the latter half of 1994 and 1995 and higher overhead to support the production activity. Also included in SG&A expenses are $11.0 and $7.3 of corporate overhead expenses in 1995 and 1994, respectively.

     Amortization of goodwill and intangibles increased to $18.0 in 1995 from $11.6 in 1994 primarily due to the acquisition of broadcast television stations, Panini and SkyBox and the consolidation of Toy Biz.

     Interest expense increased to $79.0 in 1995 from $52.1 in 1994 primarily due to the issuance in 1994 of the NWCG Holdings Notes, borrowings under the bank credit agreement of Marvel IV Holdings, borrowings used for the acquisitions of Panini, SkyBox, broadcast television stations and to fund increased production activity partially offset by a reduction in interest expense on indebtedness to affiliates.

     Interest and net investment income increased to $12.1 in 1995 from $5.2 in 1994 primarily due to an increase in interest income on loans to affiliates.

     The Company recorded a gain of $5.5 in 1994 in connection with the sale of NWCG Series B Preferred Stock to Fox.

     Amortization of debt issuance costs and other increased from 1994 to 1995 primarily due to amortization of deferred financing costs related to increased borrowings.

Nine Months Ended September 30, 1995 Compared With Nine Months
--------------------------------------------------------------
Ended September 30, 1994
------------------------
     The Company's net revenues in 1995 were $1,017.8 compared with $628.7 in 1994. Revenues in 1995 include $596.9 from the Company's youth entertainment segment and $420.9 from the Company's broadcasting and production and distribution segment. Revenues in 1994 include $350.9 from the Company's youth entertainment segment and $277.8 from the Company's broadcasting and production and distribution segment.

     The increase in revenues from the youth entertainment segment reflects a $99.8 increase in trading card and sticker revenues, a $12.6 increase in net publishing revenues, a $34.8 increase in other product revenues and a $100.6 increase in toy revenues, partially offset by a $1.8 decrease in licensing revenues. The increase in trading card and sticker net revenues was attributable to the addition of children's sports and entertainment activity sticker collections commencing with the Panini Acquisition on September 1, 1994. Due to the addition of SkyBox sports and entertainment trading cards on April 27, 1995, net revenues from trading cards remained approximately the same period to period. The increase in net publishing revenues principally reflects the addition of Heroes World and, to a lesser extent, the addition of Malibu Comics Entertainment, Inc. and Marvel Family Publishing in the fourth quarter of 1994.
Prior to July 1, 1995, the date that Heroes World commenced exclusive distribution of Marvel's comic book publications to the direct market comic book retailers, Heroes World generated sales from the distribution of comic books of other publishers. The increase in toy revenues is a result of the consolidation of Toy Biz's results since the Toy Biz IPO. The increase in other product revenues is due to the addition of adhesives revenues commencing with the Panini Acquisition.

     Net revenues from the broadcasting and production and distribution segment increased $143.1 or 51.5% in 1995 over 1994. The increase in broadcasting revenue of $59.3 reflects an increase of $96.6 for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle, a decrease of $9.4 for the six original stations owned for both periods and a decrease of $27.9 reflecting the sale of the Boston Station in March of 1995. The Company had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for the six original stations reflects a temporary reduction of revenue due to the conversion, a softening of national and local revenues late in the third quarter which is expected to continue into the fourth quarter and higher revenues in 1994 when the majority of these stations broadcast the 1994 Winter Olympics. Production and distribution revenue increased $83.8 or greater than 100% primarily due to increases in foreign syndication, domestic syndication and network revenues, substantially increased production activity and the continued exploitation of NWCG's library.

     Direct costs for 1995 and 1994 relates to the youth entertainment segment ($354.5 and $180.1, respectively) and to the broadcasting and production and distribution segment ($249.5 and $164.1, respectively). The youth entertainment segment's direct costs as a percentage of sales was 59% in 1995 and 51% in 1994, reflecting higher direct costs as a percentage of net revenues for trading cards and publishing, partially offset by lower direct costs as a percentage of net revenue from toys and children's activity sticker collections.

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

     Selling, general and administrative ("SG&A") expenses in 1995 increased by $116.6 to $286.4. The youth entertainment segment's SG&A expenses increased from $80.5 to $161.3. The increase of $80.8 was attributable to the addition of children's sports and entertainment activity sticker collections and adhesives and SkyBox sports and entertainment trading cards, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effect of the strategic actions taken in its publishing business. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 27% in 1995 and 23% in 1994.
The broadcasting and production and distribution segments SG&A expenses were $103.3 and $72.8 in 1995 and 1994, respectively. Broadcasting SG&A expenses increased due to the acquisition of the Argyle and CitiCasters stations and increased expenses for the original six stations due to higher staffing levels to support the increase in locally produced programming and the increased promotional and advertising activities partially offset by a decrease in expenses reflecting the sale of the Boston Station in March 1995. Production and distribution SG&A expenses increased due to substantially greater production activity in the latter half of 1994 and 1995, the start-up of the sales and marketing firm in May of 1994 and higher overhead to support the production activity. Both of NWCG's business segments incurred SG&A expenses associated with NWCG's conversion of certain broadcast stations to the Fox Network, which allows the broadcast stations to provide more locally-produced programming. Also included in SG&A expenses are $21.8 and $16.5 of corporate overhead expenses in 1995 and 1994, respectively.

     Amortization of goodwill and intangibles increased to $49.0 in 1995 from $33.4 in 1994 primarily due to the acquisition of Panini, SkyBox and broadcast television stations and the consolidation of Toy Biz.

     The Company recorded a gain of $55.2 in 1995 in connection with the sale of the Boston Station, the Toy Biz IPO and the sale of NWCG Series B Preferred Stock to Fox. The Company recorded a gain of $88.7 in 1994 in connection with the sale by NWCG of 16,318,811 shares of common stock in a rights offering and the sale of the NWCG Series B Preferred Stock to Fox.

     Interest expense increased to $218.3 in 1995 from $140.8 in 1994 primarily due to the issuance in 1994 of the Holdings III Notes and NWCG Holdings Notes, borrowings under the bank credit agreement of Marvel IV Holdings, borrowings used for the acquisitions of Panini, SkyBox, broadcast television stations and to fund increased production activity partially offset by a reduction in interest expense on indebtedness to affiliates.

     Interest and net investment income increased to $31.6 in 1995 from $9.5 in 1994 primarily due to an increase in interest income on loans to affiliates.

     Amortization of debt issuance costs and other increased from 1994 to 1995 primarily due to amortization of financing costs related to increased borrowings.

     The provision for income taxes was $59.8 and $5.0 in 1995 and 1994, respectively. The increase in income tax expense results primarily from the recognition of income taxes on the sale of WSBK by NWCG and an increase in foreign source pre-tax income of Marvel which is taxed at higher rates. The tax liability associated with the sale of WSBK will be offset by the utilization of NWCG pre-bankruptcy plan effective date net operating losses. The utilization has been reflected as a reduction of excess reorganization value. In addition, the Company has not recorded a benefit in 1995 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during the second quarter of 1994 resulting in a deconsolidation for tax purposes.

     Equity in net income of investees represents Marvel's equity interest in Toy Biz prior to the Toy Biz IPO, NWCG's 37.5% interest in Guthy-Renker and NWCG's portion of Genesis' net loss prior to the acquisition of the remaining 50% of Genesis.

     The Company recorded an extraordinary loss of $3.3, which represents a write-off of the related deferred financing costs associated with the term loan portion of Marvel amended and restated credit agreement.

Inflation
---------
     In general, costs to operate in the Company's business segments are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company in 1995 or 1994.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
(a)  Marvel
     ------
     Capital expenditures were $26.1 and $2.1 for the nine months ended September 30, 1995 and 1994, respectively. The significant increase in the 1995 period as compared to the 1994 period is primarily attributable to the expansion of Panini's adhesives paper facility and, the consolidation of Toy Biz.

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

     Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement) plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Fleer, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate Loans, 2% to 2 1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate Loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at November 6, 1995, was approximately 7 5/8% to 8 3/16%, depending upon the length of the relevant interest period, and the interest rate on Alternate Base Rate Loans, at November 6, 1995, was approximately 8 3/4% per annum. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

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

     In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 0.625% to 2%, in each case depending on Marvel's financial performance.

     At November 6, 1995, 78.1 million shares (including .5 million held by an affiliate of the Company), or 76.8% of Marvel's outstanding shares of common stock were pledged to secure indebtedness of subsidiaries of Mafco. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

     At November 6, 1995, Marvel's outstanding bank indebtedness was $575.9, and Marvel had $32.5 available under its revolving credit facility.

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

     The Toy Biz credit facility, as amended, contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) Marvel continue to control a majority of the voting control of Toy Biz and have the power to elect a majority of Toy Biz's Board of Directors and (b) the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

     There was no outstanding indebtedness under the Toy Biz line of credit at November 6, 1995.

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

 (b) NWCG
     ----
     At September 30, 1995, NWCG has total outstanding debt of $996.7. The increase in debt from December 31, 1994 includes the drawdown of the Acquisition Credit Agreement of $375.0, the incurrence of approximately $16.7 of non-recourse debt to Fox and a drawdown of the Entertainment Line of Credit of $63.0.
Further, NWCG repaid $19.5 of the Bank Credit Agreement Loans and $77.3 of the Step-up Notes with the net proceeds from the sale of the Boston Station and paid $8.0 of the Step-up Notes as a scheduled payment. In July and August, NWCG received an additional $62.8 when three of the Argyle stations affiliated with the Fox Network. In connection with NWCG's agreement with Fox, NWCG has agreed to pay Fox a portion of the deficiency, measured against a target amount, in sales proceeds received by Fox upon completion of its sale of its stations in Atlanta and Dallas. NWCG's share of the currently expected deficiency is approximately $20.0. NWCG will record the deficiency, when paid, as an adjustment to the Series B Preferred Stock.

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

     NW Entertainment obtained a $100.0 credit facility collateralized by certain assets of the production and distribution segment. At September 30, 1995, $63.0 is outstanding under this facility. NWCG believes production and distribution segment cash flow will be sufficient to service this debt.

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

     In July 1995, NWCG acquired Cannell Entertainment Inc., for
Series E Preferred Stock valued at $30.0 and certain other consideration.

(c)  Corporate and other subsidiaries
     --------------------------------
     The Company's corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At November 6, 1995, an aggregate of 77.6 million shares of common stock of Marvel owned by the Company were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At November 6, 1995, an aggregate of 34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.

                ANDREWS GROUP INCORPORATED AND SUBSIDIARIES




PART II. OTHER INFORMATION
--------------------------
ITEM 1.  LEGAL PROCEEDINGS

     On March 26, 1993, Parent Holdings commenced a tender offer for up to 22,000,000 shares of Marvel common stock at $12.50 per share. On or about April 19, 1993 and April 23, 1993, three lawsuits, Joseph H. Weiss v. Ronald O. Perelman, et al. (C.A. No. 12945), John Mortensen v. Ronald O. Perelman, et al. (C.A. No. 12952), and Nicholas D. Gravina v. Ronald O. Perelman, et al. (C.A. No. 12954), were filed in the Court of Chancery of the State of Delaware in and for New Castle County against Parent Holdings, Marvel and certain of Marvel's directors. These lawsuits were consolidated under the caption Joseph H. Weiss v. Ronald O. Perelman, et al. (C.A. No. 12945), and on June 23, 1993, the plaintiffs filed a consolidated amended complaint. The consolidated action purported to be a class action on behalf of all of Marvel's public stockholders, and, in the consolidated amended complaint, alleged that the original $12.50 per share offer was grossly inadequate and coercive; the offering statement, the amended offering statement and Marvel's 14d-9 filings were false and misleading; and Marvel's Board of Directors and its special committee failed adequately to protect the interest of Marvel's stockholders. The consolidated amended complaint sought damages, an accounting and fees for the plaintiffs' attorneys for purportedly causing an increase in the tender offer price from $12.50 to $15 per share. On February 20, 1994, the plaintiffs voluntarily dismissed each of these actions and filed a single new action in the United States District Court for the Southern District of New York. The new action named as defendants the same defendants as the prior actions, as well as MacAndrews Holdings and Mafco Holdings; made essentially the same allegations and further alleged that the revised tender offer price was also grossly inadequate; purported to state claims under Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended; and sought supplemental disclosure, rescission of the tender and/or rescissory damages, commencement of a new and "improved" tender offer and other, related equitable and legal relief. On May 2, 1994, the Company moved to dismiss the complaint because, among other reasons, it failed to state a claim. On September 6, 1995, the United States District Court for the Southern District of New York dismissed the lawsuit and the plaintiffs did not appeal the dismissal, thereby concluding this litigation.

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

     In connection with the appeal to the United States Court of Appeals for the Seventh Circuit by the plaintiff in the Eckstein and Majeski Actions (see Andrews Group 1994 10-K), oral argument was held on April 17, 1995. On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc.
The petition was denied by the Court of Appeals on July 21, 1995. On or about July 6, 1995, the Majeski plaintiffs filed a purported class action lawsuit in the Circuit Court for Milwaukee County, Wisconsin, entitled Ralph Majeski, et al. v. Balcor Entertainment Company Ltd., et al., Case No. 95CV006579 (the "Majeski State Court Action"). The Majeski State Court Action is based on allegations similar to those in the Federal Court Majeski Action, and seeks similar relief. The complaint alleges claims based on state law asserting, among other things, breach of fiduciary duties, negligent and intentional misrepresentation and deceit, breach of contract, and a derivative claim on behalf of another defendant, Balcor Film Investors, and its successor. On October 23, 1995, plaintiffs filed an amended complaint, which made only minor, technical changes. On November 2, 1995, the court entered its order, without objection from the defendants, certifying the plaintiff-class and directing that notice be sent to all class members. NW Entertainment has filed a motion to dismiss the complaint, which has not yet been scheduled for hearing.

     On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action seeks equitable relief and damages. An agreement has been reached on a settlement of this litigation and the settlement has been approved by the Superior Court. Under the terms of the settlement, NWCG will issue 2 million warrants for the purchase of NWCG stock at the market price on the day of issue. The warrants will be exercisable over a 90-day period, 5 years from the date of issue. A payment of cash consideration was made in October 1995. In addition, as part of the settlement, Andrews Group will contribute the stock of L.C. Holdings, a company with an educational film library, to NWCG. When the securities are issued, the fair value of the securities will be reflected in NWCG's common stockholders' equity with a corresponding reduction to additional paid-in-capital.

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

                ANDREWS GROUP INCORPORATED AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Report on Form 8-K

     None

                ANDREWS GROUP INCORPORATED AND SUBSIDIARIES


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANDREWS GROUP INCORPORATED
                                       --------------------------
                                              (Registrant)





                                   By:  /s/ Joseph P. Page
                                        ------------------
November 14, 1995                       Joseph P. Page
                                        Executive Vice President and
                                        Chief Financial Officer

                ANDREWS GROUP INCORPORATED AND SUBSIDIARIES


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANDREWS GROUP INCORPORATED
                                       --------------------------
                                             (Registrant)




                                   By:  /s/ Laurence Winoker
                                        --------------------
November 14, 1995                       Laurence Winoker
                                        Vice President and Controller
                                        (Principal Accounting Officer)