Form 10-K
period 1995-12-31
ANDREWS GROUP INC /DE/
filed 1996-04-01
CIK 277025

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


                         Commission file number 0-9008

                          ANDREWS GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)
DELAWARE                                                             95-2683875
(State or other jurisdiction                                   (I.R.S. employer
of incorporation or organization)                           identification No.)

3200 WINDY HILL ROAD, SUITE 1100-WEST, ATLANTA, GEORGIA                   30339
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code: (770) 955-0045

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing:
None

         The number of shares of Registrant's Common Stock, $1.00 par value, outstanding as of March 29, 1996 was 1,000 and all common stock was indirectly held by Mafco Holdings Inc.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statements for the 1996 annual meetings of stockholders of New World Communications Group Incorporated and Marvel Entertainment Group Inc. (which are to be filed pursuant to Regulation 14A not later than April 29, 1996) are incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         Andrews Group Incorporated ("Andrews", together with its subsidiaries, the "Company") was incorporated in 1984 and is the successor to a corporation incorporated in 1971. The Company is an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). As of March 1, 1996, the Company operates in the youth entertainment segment through its approximately 79% ownership interest in Marvel Entertainment Group, Inc. ("Marvel") and the television broadcasting and production and distribution segments through its approximately 42% ownership interest (83% voting interest) in New World Communications Group Incorporated ("NWCG"), assuming conversion of NWCG Series B Preferred Stock.

YOUTH ENTERTAINMENT

GENERAL

         Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel, licenses from professional athletes, sports teams and leagues and popular entertainment characters and properties owned by third parties. Marvel also licenses its characters and other properties for consumer products, television and film and advertising promotions. Marvel's products include comic book and other publications, sports and entertainment trading cards, children's activity stickers, toys, adhesives, and confectionery products.

PUBLISHING

         COMICS

         Marvel is the largest creator and publisher of comic books and other illustrated action and adventure material in North America and, through Panini, Marvel publishes comic books in Italy and the United Kingdom. Marvel has been publishing comic books since 1939 and has developed a roster of more than 3,500 proprietary characters, including the following popular SUPER
HEROES: SPIDER-MAN; X-MEN (including WOLVERINE, NIGHTCRAWLER, COLOSSUS, STORM, CYCLOPS, CABLE, PHOENIX, BISHOP and GAMBIT); CAPTAIN AMERICA; FANTASTIC FOUR (including MR. FANTASTIC, HUMAN TORCH, INVISIBLE WOMAN and THING); INCREDIBLE HULK; THOR; SILVER SURFER; DAREDEVIL; IRON MAN; DR. STRANGE and GHOST RIDER. Marvel's SUPER HEROES exist in the "MARVEL UNIVERSE," a fictitious universe which provides a unifying historical and contextual background for the storylines. Marvel's titles feature classic Marvel SUPER HEROES, newly developed Marvel characters and characters created by other entities and licensed to Marvel, and, as a result of its 1994 acquisition of Malibu Comics Entertainment, Inc. ("Malibu"), Malibu "ULTRAVERSE" characters. In 1995, net publishing revenues constituted approximately 17.8% of Marvel's consolidated net revenues.

         MARKET

         Marvel's primary target market for its comic books is young children and teenagers in the 4 to 17 year old age group. There are two primary types of purchasers of Marvel's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other audience is the reader-saver who purchases comic books, typically in a comic book specialty store, and maintains them as part of a collection.

         CREATIVE AND PRODUCTION PROCESS

         Marvel's full-time editorial staff, consisting of one editor-in-chief, two executive editors and approximately seventeen editors, associate editors and assistant editors, oversees the quality and consistency of the artwork and editorial copy and manages the production schedule of each issue. The production of each issue requires the editors to coordinate over a six or seven month period the activities of the writer, pencil artist, letterer, inker, colorist, separator and the printer. The majority of this work is performed outside of Marvel's premises.

         The artists and writers include in-house artists as well as freelancers who generally are paid on a per-page basis. They are also eligible to receive incentives or royalties based on the net number of copies of the comic books sold in which their work appears. Marvel has entered into agreements with certain artists and writers under which such persons have agreed to provide their services to Marvel on an exclusive basis, generally for a period of one to three years.

         The creative process begins with the development of a story line. From the established story line, the writer develops the character's actions and motivations into a plot. After the writer has developed the plot, the penciler translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to the letterer who letters the dialogue and captions in the balloons. Next, the inker enhances the pencil artist's work in order to give the drawing three-dimensionality.

         The artwork is sent to a color artist. Typically using only four colors in varying shades, the color artist uses dyes to create over 100 different tones. This artwork is subcontracted to a color separator for the production of separations which are sent as finished material to the printer. Unaffiliated entities produce color separations and print all of Marvel's comic books. Marvel currently uses several color separators and printers to produce its comic books. With the acquisition of Malibu, Marvel gained the capability to perform a limited number of color separations in-house.

         DISTRIBUTION

         Marvel's publications are primarily distributed through three channels: (1) to comic book specialty stores on a nonreturnable basis (the "direct market"), (2) through traditional retail outlets on a returnable basis (the "retail returnable market") and (3) on a subscription sales basis.

         Net publishing revenues were $147.7 million, $129.4 million and $164.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

         For the year ended December 31, 1995, approximately 68.3% of Marvel's net publishing revenues were derived from sales to the direct market. On July 1, 1995, Marvel discontinued sales through nine unaffiliated distributors and began to distribute, through its Heroes World subsidiary, its publications directly to approximately 5,000 comic book specialty stores in the United States, Canada and the United Kingdom on an exclusive basis. Marvel believes that controlling distribution to retail will expand Marvel products in comic book specialty stores and increase sales of such products in such stores.

         For the year ended December 31, 1995, approximately 20.1% of Marvel's net publishing revenues were derived from sales to the retail returnable market, of which 9.6% of net publishing revenues was through a single unaffiliated distributor. The retail returnable market consists of approximately 50,000 traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandisers and national bookstore chains. The distributors sell Marvel's publications to wholesalers, who in turn sell to the retail outlets. Marvel issues credit to these distributors for unsold copies. Marvel believes it could obtain comparable services from other distributors should such replacement become necessary or desirable. Distribution to national bookstore chains is accomplished through a separate distributor.

         For the year ended December 31, 1995, approximately 5.3% of Marvel's net publishing revenues were derived from subscription sales. Subscription copies of Marvel's publications are mailed for Marvel by an unaffiliated subscription fulfillment service.

         For the year ended December 31, 1995, approximately 6.3% of Marvel's net publishing revenues were derived from advertising sales. In most of Marvel's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel permits advertisers to advertise in a broad range of Marvel's comic publications which target specific groups of titles that have a younger or older readership.

SPORTS AND ENTERTAINMENT TRADING CARDS; CHILDREN'S ACTIVITY STICKERS

         In April 1995, Marvel acquired SkyBox and merged these operations with the existing trading card operations of Fleer Corp. ("Fleer", and together with SkyBox, "Fleer/ SkyBox"). Fleer/SkyBox is a leading marketer of sports and entertainment trading cards. Fleer/SkyBox is best known for its sports trading cards depicting professional athletes and sports teams, including professional baseball, basketball, football and hockey players competing in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. Sports trading cards feature pictures of professional athletes and generally include statistical and biographical information about the pictured athletes. Marvel's ability to market, produce and sell its sports trading cards is dependent upon the continual renewal of license agreements with the organizations representing the players and owners of the baseball, basketball, football and hockey players, leagues and teams. These licenses are non-exclusive and generally are granted for a two to four year period. Marvel is required to make minimum royalty payments under these agreements. In addition, Fleer/SkyBox manufactures and distributes entertainment trading cards using Marvel's classic SUPER HEROES characters as well as characters based on other licensed properties, such as Walt Disney's Pocahontas, Time Warner's Batman Forever and Paramount's Star Trek - Voyager. As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Marvel's trading card operations were negatively impacted in 1995 by the general contraction in the sports trading card market and the baseball, hockey and basketball labor situations.

         Panini is the largest manufacturer and distributor of sports and entertainment sticker collections in Europe. Panini produces and distributes stickers which are pictures on self-adhesive paper designed primarily to be incorporated in album collections. Panini maintains a broad portfolio of licenses for characters or themes on which the stickers are based. Panini's prominent position in the sticker industry has enabled it to secure many desirable licenses, including exclusive and non-exclusive agreements with many international sporting federations and with major licensors such as Walt Disney, Time Warner and Mattel. Collections produced by Panini feature professional athletes and teams in sports such as soccer (primarily athletes and teams competing in the major European soccer leagues, including those competing in the World Cup and European Cup competitions), baseball, basketball and hockey; Walt Disney characters such as Pocahontas, The Lion King, Aladdin, The Little Mermaid and Mickey Mouse; variety characters and themes, such as Mattel's Barbie and Marvel's X-MEN; and other characters popular in local European markets. Licenses generally are for a term of one to three years and provide for minimum guaranteed royalty payments. There have been significant improvements to self-adhesive stickers in recent years with innovations such as the use of vinyl and foil paper and textured surfaces.

         Although there can be no assurance that, in the future, new licenses for Marvel's sports and entertainment trading card and sticker licenses will be granted to Marvel upon the expiration of the current licenses, Marvel anticipates that it will obtain new licenses on acceptable terms to it. Marvel considers its relationships with its licensors to be good.

         Net sports and entertainment trading card and childrens' activity sticker revenues were $358.3 million, $282.6 million and $200.1 million in 1995, 1994 and 1993, respectively.

         MARKET

         Marvel's sports and entertainment trading cards have marketing categories and types of customer groups similar to those in the publishing market. Panini sells its sticker collections primarily to children between the ages of 4 and 14 in European markets. During the 1995 period, sales in Italy, France, Germany and Spain accounted for a substantial majority of Panini's childrens activity sticker collection net revenues.

         PRODUCTION PROCESS

         Photographs used for Marvel's sports trading cards are usually taken by independent photographers under contract with Marvel or by the organizations representing the respective leagues and their member teams. Artwork used in Marvel's entertainment trading cards is created by in-house and freelance artists some of whom create artwork for Marvel's comic books. Design and coordination of the artwork is handled by Marvel's staff of artists. Independent contractors print, cut, collate and wrap the trading cards. Quality enhancements include dual-sided gloss coating and color corrected photography. Additional enhancements of Fleer/SkyBox premium brand cards utilize high-gloss ultraviolet coatings and gold foil stamping and super premium brand cards utilize additional high-gloss clear plastic laminates and gold foil stampings, heavier card stock and improved colorization.

         Panini conducts in its facilities most of the manufacturing processes required in the production of the sticker collections, including self-adhesive paper production, film layout, printing and packaging of the finished product. These manufacturing activities are supported by Marvel's editorial, art, studio and photo lithography staff. Panini has separate production facilities for stickers and self-adhesive paper, both of which are located in Modena, Italy.

         DISTRIBUTION

         During 1995, Marvel's sports and entertainment trading cards were distributed through two channels: (1) to trading card specialty stores and (2) through mass merchandisers, price clubs and newsstand retail outlets (the "mass market"). As a result of market conditions, Marvel has revamped its trading card business such that distribution of its trading card products will be concentrated in trading card specialty stores and selected mass market accounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Marvel's sports and entertainment trading cards are distributed primarily in the United States and Canada. Marvel has commenced international distribution of trading cards through Panini.

         Sticker packs and collection albums are sold through newsstands, confectioners and other retail locations. Panini sells primarily to national and local distributors in each country where it markets products.

         For the year ended December 31, 1995, approximately 41.2% of Marvel's net sports and entertainment trading card revenues were derived from sales through numerous unaffiliated distributors and through Heroes World to specialty collectible shops. None of the unaffiliated distributors individually represented a significant percentage of Marvel's net sports and entertainment trading card revenues for 1995. There are approximately 9,500 specialty collectible shops which are primarily located in the United States and Canada. Marvel believes that one or more of its existing distributors or others could replace any of Marvel's other distributors should such replacement become necessary or desirable.

         For the year ended December 31, 1995, approximately 58.8% of Marvel's net sports and entertainment trading card revenues were derived from sales to the mass market.

         For the year ended December 31, 1995, substantially all of Marvel's children's activity sticker collection net revenues were derived from sales to the retail returnable market, of which approximately 30.0% were through two unaffiliated distributors.

TOYS

         Marvel owns a 36.6% equity interest in Toy Biz representing 85.3% of the total voting power. Toy Biz is a toy entertainment company that designs, markets and distributes boys' and girls', infant/pre-school and activity toys, in the United States and internationally, based on popular entertainment properties, consumer brand names and proprietary designs. Marvel licenses to Toy Biz more than 3,500 Marvel characters on an exclusive, royalty free perpetual world wide basis for use in a broad range of toy based products. Toy Biz seeks to capitalize on the popularity generated by the media exposure of certain of Marvel's characters, such as X-MEN and SPIDER-MAN by emphasizing those characters in its toy lines. In 1995, Toy Biz introduced a new line of Marvel characters based upon Marvel's well-known GHOST RIDER comic book series. For the year ended 1995, approximately 50% of Toy Biz net revenues were derived from Marvel character related products. In the fall of 1994, Toy Biz began to produce a line of dolls as well as infant and toddler learning toys under the Gerber trademark. During 1995, Toy Biz entered into licensing agreements with the Walt Disney Company to produce a range of tabletop pinball games, MCA/Universal for its Hercules: The Legendary Journeys and Xena:
Princess Warrior to produce a line of action figures and Jim Henson Productions for a line of plush items related to the Henson Muppets Treasure Island motion picture.

Toy Biz continues to develop a line of children's toys with a camping and outdoor theme to be sold under the Coleman trademark. Coleman is an affiliate of Marvel.

         In addition to the foregoing in 1995, Toy Biz manufactured and distributed its own proprietary products in various categories including: BABY TUMBLES SURPRISE, BABY SO REAL, WILD `N WACKY PAINTER and POOCH, THE GOOD PUPPY.

         Toy Biz products are distributed to a large number of general and specialty merchandisers and distributors, principally in the United States and around the world. Toy Biz's principal customers are toy retailers and mass merchandisers in the United States.

         Toy Biz's net revenues for 1995, 1994 and 1993 were $196.4 million, $156.5 million and $89.7 million, respectively. Prior to March of 1995, Marvel reported Toy Biz operations under the equity basis and did not record Toy Biz net revenues in its consolidated net revenues. In March of 1995, Marvel began to consolidate Toy Biz operations and consolidated $180.2 million of net revenues.

CONSUMER PRODUCTS, MEDIA AND ADVERTISING-PROMOTION LICENSING

         Marvel's consumer products, media and advertising-promotion licensing operations are organized in four areas: the licensing of its characters for use with merchandise, promotions, publishing and television and film. Marvel grants third parties the right to manufacture and sell consumer items identified with Marvel characters. These licensees sell Marvel character based products through their normal distribution channels and occasionally in comic book stores. Marvel's characters appear on hundreds of items, including apparel, gifts, toys and games, housewares and domestic items and consumer packaged goods. Marvel generally receives a percentage of wholesale sales as a royalty and an advance against royalties upon execution of a license agreement. Marvel also licenses its characters for the production of television programs and feature films.

         During 1995, the number of licensed animated television series based on Marvel characters increased. In addition to the X-MEN, which began in 1992, Marvel now has three additional half-hour series based on THE FANTASTIC FOUR, IRON MAN and SPIDER-MAN. In February, 1996 a made for television movie GENERATION X aired. Marvel anticipates that this media exposure will increase the popularity of the characters on which the series are based and thereby benefit Marvel's various businesses.

         Marvel also enters into publishing license agreements with international publishers for the publication of comic and non-comic books employing Marvel's titles and characters and/or third party titles and characters in approximately 75 countries and 26 languages. Marvel receives a percentage of the publishers' revenues as a royalty. Marvel also acts as an agent for third party owners of characters seeking to obtain licensing opportunities for their characters.

         For the year ended December 31, 1995, the revenue from consumer products, media and advertising-promotions licensing comprised 6.4% of Marvel's consolidated net revenues.

OTHER PRODUCTS

         CONFECTIONERY

         Fleer manufactures and markets an array of confectionery products. Fleer's confectionery operation is best known for its DUBBLE BUBBLE and RAZZLES gum products. Marvel believes that DUBBLE BUBBLE, with origins dating back to 1928, was the first branded bubble gum sold in the United States. Marvel distributes its confectionery products utilizing substantially the same distribution channels as those used for sports and entertainment trading cards.

         ADHESIVES

         Panini manufactures and distributes adhesives in Europe. Through its Adespan Paper Division, Panini manufactures sheet and reel self-adhesive paper which is sold to third parties primarily for production of stickers used in labeling and packaging.

         Net revenues from other products were $90.0 million, $52.3 million and $24.1 million in 1995, 1994 and 1993, respectively.

LICENSES AND TRADEMARKS

         Marvel believes that its roster of characters as well as its MARVEL and MALIBU trade names represent its most valuable assets and that such roster could not be easily reproduced. In addition, Marvel considers its FLEER, FLEER ULTRA, FLAIR and SKYBOX trademarks to be of material importance to its trading card business, its PANINI trademark to be of material importance to its children's activity sticker business and its DUBBLE BUBBLE and RAZZLES trademarks to be of material importance to its confectionery business. Marvel currently conducts an active program of maintaining and protecting (i) its principal trademarks, including the MARVEL trade name, and (ii) copyrights on its characters and publications, in the United States and in 55 foreign countries where such protection is available. Marvel's principal trademarks have been registered in the United States.

EMPLOYEES

         At March 4, 1996, Marvel employed approximately 1,625 persons of whom approximately 850 were involved in the manufacturing or creative processes. The number of employees include the employees of Toy Biz and employees from the SkyBox acquisition in 1995. During the fourth quarter of 1995, in connection with the restructuring of Marvel's publishing and confection operations, 275 employees were terminated. Marvel also contracts for creative work on an as-needed basis with approximately 630 freelance writers and artists.

         Certain of Marvel's manufacturing employees are represented by a union pursuant to a collective bargaining agreement which expires in June 1996. In addition, the International Brotherhood of Teamsters filed a petition with the National Labor Relations Board on February 9, 1996 seeking an election to represent approximately 46 warehouse workers at a facility of Heroes World Distribution, Inc. ("Heroes World") located in Long Island City, New York. Heroes World moved to dismiss the petition on the grounds that it plans to close the Long Island City facility by June 30, 1996. The Regional Director denied the Heroes World motion and Heroes World has until April

1, 1996 to appeal that denial. In the meantime, a representation election has been tentatively scheduled for April 12, 1996.

         Marvel believes that its relations with its employees are satisfactory.

COMPETITION

         The comic book and sports and entertainment trading card industries are highly competitive. Marvel competes with over one hundred publishers in the United States. There are numerous companies licensed to produce sports and entertainment trading cards, other than entertainment trading cards based on Marvel's characters, some of which sell their products only in regional or niche markets. In addition, licenses may be granted to other companies to produce sports and entertainment trading cards in the future, thus generating greater competition.

         Panini, as a leader in the development of the sticker industry, enjoys a prominent position in each of the countries in which it operates. The major competitors of Panini are generally regional companies. Marvel believes that Panini's competitive advantages are its reputation for quality stickers, its long standing relationship with licensors and its strong distribution capabilities. Panini does, however, compete for the discretionary spending of children with other forms of youth entertainment.

         The toy industry is highly competitive, and Toy Biz competes with several larger, better capitalized toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products, as well as with respect to the improvement and expansion of previously introduced products and product lines and the marketing and distribution of its products. Toy Biz believes that its exclusive royalty free perpetual worldwide license with Marvel, the industry reputation and ability of Mr. Arad, the quality of its products and its overhead and operational controls will enable Toy Biz to compete successfully.

         Some of Marvel's competitors are part of integrated entertainment companies and may have greater resources than Marvel. Marvel also faces competition from other entertainment media, such as movies and video games, but believes that it benefits from the low price of comic books, sports and entertainment trading cards and children's activity sticker collections in relation to such other products.

SEASONALITY

         Marvel sells sports trading cards throughout the year in all major sports. Sales of Marvel's sports trading cards peak at or near the beginning and mid-point of the sports season to which the specific products relate. The Company sells sports trading cards throughout the year in all major sports. However, the baseball labor situation has resulted in lower sales of baseball trading cards.

         Sales of the entertainment related products tend to be less seasonal, although sales of products related to a motion picture or animated series are generally planned to begin at the time of first release or subsequent video release in the case of a major motion picture. Sales of entertainment related products are planned, where possible, to counterbalance the seasonality of sports related product sales or event driven entertainment product sales (e.g., a motion picture or animated series release).

         Sales of Marvel's sports and entertainment stickers in Europe are generally concentrated in the first and fourth quarters, which timing coincides with the related buying habits of children during the school year.

         As a result of heavy retail demand for toy products during the Christmas season, the toy industry generally is highly seasonal. Marvel's Toy Biz subsidiary has experienced this seasonal pattern in its sales and profitability. Sales of Toy Biz products are also affected by the timing and continued popularity of media events such as the various animated series depicting Marvel's characters currently airing.

         The timing of events as discussed above as well as the continued introduction of new events and related products can and will cause fluctuations in quarterly revenues and earnings.

TELEVISION BROADCASTING AND TELEVISION PROGRAMMING PRODUCTION AND DISTRIBUTION

         GENERAL

         NWCG is a vertically integrated entertainment company which operates primarily through its principal subsidiaries New World Television Incorporated ("NW Television"), NWC Acquisition Corporation ("NW Acquisition") and New World Entertainment, Ltd. ("NW Entertainment").

BUSINESS STRATEGY

         NWCG's overall business strategy is to enhance and utilize its status as an integrated entertainment enterprise to capture a larger portion of the advertising and syndication revenue generated by programming, lessen the financial risk associated with the operation of the television programming and broadcasting businesses as stand-alone enterprises, exert greater control over the programming broadcast by its television stations and benefit from new revenue streams generated by the entertainment industry. NWCG intends to continue to emphasize programming tailored to targeted viewer preferences in order to respond to the heightened competition for, and continued fragmentation of, broadcast audiences.

         During 1995 NWCG has expanded the scope and reach of its broadcast properties through the acquisition of the Argyle Stations. Further, NWCG has enhanced its production capabilities through the acquisition of certain assets of Cannell Entertainment, Inc.

         National broadcast television advertisers generally require programs in which they purchase advertising time to have a minimum clearance of 75% to 80% of the total number of U.S. television households. NWCG's currently owned broadcast stations, programming alliances with networks and internal distribution and syndication efforts will improve NWCG's ability to obtain the necessary clearance of its programming.

         Affiliation with the Fox Network has enabled NWCG's broadcast stations to air more local informational and news programming as well as NW Entertainment programming and programming of others.

         TELEVISION BROADCASTING OPERATIONS. NWCG's broadcasting operations are conducted through NW Television and NW Acquisition. NWCG currently owns and operates the following television stations: KDFW-TV (Dallas-Ft. Worth), WJBK-TV (Detroit), WAGA-TV (Atlanta), WJW-

TV (Cleveland), WTVT-TV (Tampa), KSAZ-TV (Phoenix), KTVI-TV (St. Louis), KNSD-TV (San Diego), WITI-TV (Milwaukee), WDAF-TV (Kansas City), WVTM-TV (Birmingham) and KTBC-TV (Austin) (collectively, the "Stations"). All of these stations, other than KNSD-TV and WVTM-TV which are affiliated with NBC, have entered into affiliation agreements with the Fox Network.

         NWCG purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle" or the "Argyle Stations") for total consideration of $750.4 million, including $100.0 million in cash paid for an option in 1994 and assumption of debt of $283.6 million. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995.

         On March 31, 1995, NWCG granted to Fox Television Stations, Inc. ("Fox") an option to acquire both WGHP-TV and WBRC-TV for approximately $140.4 million, subject to certain adjustments, which included a non-refundable payment by Fox of $100.0 million. NWCG contributed the stock of the subsidiaries which own and operate WGHP-TV and WBRC-TV to a trust of which NWCG is the beneficiary (the "Trust"). NWCG had no role in the management or operation of the stations contributed to the Trust. Further, NWCG borrowed approximately $40.4 million from Fox, secured by the beneficial interest in the Trust and non-recourse to any other assets of NWCG. In July 1995 Fox purchased WBRC-TV for $100.0 million under the terms of the purchase option. The consideration for the purchase consisted of $74.1 million of the option payment applied to the purchase price and a reduction of the note payable to Fox. As of December 31, 1995, NWCG retained WGHP-TV in the Trust and had corresponding non-recourse debt of $16.7 million. In the first quarter of 1996, Fox purchased WGHP-TV under the terms of the agreement and all of the remaining non-recourse debt was extinguished.

         NWCG believes that affiliation agreements such as with the Fox Network and NBC are advantageous because they provide the stations with competitive programming at a lower cost than would otherwise be available. In addition, certain advertising time in these programs is made available for sale to local and national advertisers.

         NWCG has focused on research to determine viewer preferences in its markets to develop programming which enhances the image of the Stations as Fox/NBC affiliates and which focuses on identified local market and demographic choices. These efforts, along with efforts to promote viewer awareness of the Stations' network affiliations, generally have resulted in improved audience viewing shares of targeted demographic groups. In connection with the affiliation with Fox, the Stations are able to offer substantially more locally produced programming. Further, the Stations will be used as a base for distributing programming, giving NW Entertainment a greater ability to develop and produce programming which has been pre-cleared for broadcast not only to the households served by NWCG's stations but also by other stations on a national basis through syndication arrangements.

         TELEVISION PROGRAMMING PRODUCTION AND DISTRIBUTION OPERATIONS. Through NW Entertainment and its subsidiary production companies, NWCG develops, acquires, produces and distributes on a world wide basis (including, under certain circumstances, for broadcast on NWCG's television stations), movies of the week ("MOW's"), series, mini-series, soap operas and low-cost programs, such as game shows, reality programming and talk shows, and animated programming (including programs developed in conjunction with Marvel).

         NW Entertainment includes the operations of its subsidiaries Four Star, a former producer of television programming with a library of program titles, Moving Target Productions, Inc. and Cannell Entertainment, Inc., producers of television programming, and New World\Genesis ("NW Genesis"), an independent domestic syndicator of television programming, New World Sales and Marketing, Inc., a sales and marketing firm, and a 37.5% ownership interest (with an option to increase this interest to 50%) in Guthy-Renker, a producer of long-form advertising ("infomercials") and merchandiser of related products.

         INDUSTRY OVERVIEW. Television Broadcasting Industry Overview. The United States television market, the largest in the world, is primarily served by three distribution channels: (1) the networks; (2) independent commercial television stations; and (3) cable television services (including pay cable). ABC, CBS and NBC provide their affiliates with approximately 22 hours of prime time programming per week, as well as with a substantial amount of programming for other time periods, while Fox provides its affiliates with approximately 15 hours of prime time programming per week. Network affiliates of ABC, CBS and NBC broadcast the networks' programming and national commercials in return for payments by the networks. This relationship results in the network being able to reach virtually all of the significant television markets in the United States. Recently, United Paramount Network and Warner Brothers Network have formed affiliation agreements with certain independent commercial television stations to provide four to seven hours of prime-time programming per week; both networks have announced programming expansion. Cable services are generally classified as being in one of three categories: super stations (such as Turner Broadcasting System), basic cable (advertiser-supported) and pay cable networks (Showtime, HBO). The most successful cable networks each can reach more than one-half of United States television households.

         In the television industry, references to one rating point are to 1% of the total television households in a station's television market, referred to as Designated Market Area ("DMA"), and references to one share point are to 1% of the total television households in the DMA in which a television is in use at that time.

         Revenues of television stations are derived primarily from (i) national spot advertising, which consists of advertising time sold to national and regional advertisers; (ii) local advertising, which consists of advertising time sold to local advertisers; and (iii) network compensation payments, which are made by a network to an affiliated station in consideration for its broadcasting of network commercial programs. Advertising rates are related to the population and number of television receivers located in the area served by a station and to the demographic characteristics of such population as well as to the audience's acceptance of a station's programming as reflected in surveys by independent rating services. Many national spot and local advertising contracts are short-term and revenues from such contracts are sensitive to changes in prevailing economic conditions.

         According to Television Bureau of Advertising surveys, television station advertising revenues declined 6.0% in 1991, reflecting the impact of the Gulf War and continued economic recession. This was the industry's first annual decline in revenue since the early 1970s when cigarette advertising on television was banned. In 1992 and 1993, television advertising revenues increased at a compound annual growth rate of approximately 5.5%, with a surge to 13.6% in 1994, which included significant political and Olympic advertising revenues.

         The slowdown in the growth of television industry advertising revenues in recent years, compared to the period prior to 1986, which enjoyed annual double-digit growth, is due to several factors. These include a general decline in viewing shares garnered by over-the-air television stations due to increased competition from alternative viewing sources, especially cable television, the general economic slowdown and a resulting excess of available advertising time in many television markets. Revenues of network affiliated stations have been particularly affected by the increased programming choices provided to viewers by cable television operators. The networks' decreased market share has adversely impacted advertising revenues of affiliated stations.

         During the past several years, there has been growth in the number of programming, entertainment and video distribution systems, such as cable television, satellite master antenna systems, multipoint distribution services, syndicated and pay television, pay-per-view interactive video, direct broadcast satellite systems, local telephone companies' expansion into multi-channel program distribution services and video cassette rentals. Many of these alternative program sources have expanded their channel or programming capacity. These additional program services compete with broadcast television stations for viewing shares since the customer is offered more viewing alternatives.

         Several other new technologies in their developmental stages are expected to provide competitive video program services, including "wireless cable" and digital video compression, which may enable many video distribution media to substantially increase channel capacity. At this time, it cannot be determined what impact these developing technologies will have on the television broadcast industry.

         Television Production/Distribution Industry Overview. The United States television production/distribution industry serves the largest television programming market in the world, consisting of the principal broadcast networks, their affiliates, independent television stations, cable and direct satellite-delivered television. Growing international broadcasting, cable and direct satellite-delivered television markets offer further opportunities for the exploitation of television programming. While growth in the United States television industry has slowed in recent years (see -- "Television Broadcasting Industry Overview"), the international television industry is experiencing dynamic growth fueled by the onset of new television distribution systems outside of the United States. European television is the most striking example of this growth in programming outlets. Over the last ten years, governments have privatized television systems in Italy, France, Norway and Spain. Industry analysts predict a continued strong international demand for United States programming. In the last three years, European pay television has grown to over three million subscribers. These systems have had the effect of raising programming prices by contributing to the overall competitiveness in the market. Pay television is now beginning in other countries, including Japan.

         In the United States, ABC, CBS and NBC currently order or produce approximately 22 hours of prime time programming and approximately 30 hours of daytime programming each week. In addition, other networks such as Fox and the start-up networks, UPN and WB, require primetime programming. Prime time programming generally consists of half-hour series (usually situation comedies), reality shows, hour-length series and long-form programming. Long-form programming can be divided into two categories based on length: MOWs (films of three hours or less) and mini-series (dramatic epics of four hours or more).

         Suppliers of television programming include the production divisions or affiliated companies of the networks, major film studios, station owners, advertising agencies and independent production companies. The largest suppliers of network programming, the major film studios, generally concentrate on series and feature film production because of the potential of greater revenues. As a result, independent production companies such as NW Entertainment can take advantage of the absence of major studio involvement in long form programming. Moreover, production costs and other financial risks of long-form programming are generally lower than theatrical motion pictures and series.

         Generally, a production company will license to a network or sponsor the right to broadcast a program twice for a license fee equal to 70% to 90% of the program's budgeted production cost (the remaining 10% to 30% is referred to as the "production deficit"); although the financial arrangements for license fees are evolving due to the entry of networks into production and distribution. The production company generally retains all other rights to the program and will usually license limited rights to foreign broadcasters, enabling the production company to recoup all, or a portion, of the budgeted production deficit. A production order sets forth the principal terms for a license of NW Entertainment's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders are typically contingent on the producer's obtaining certain approvals from the network, such as script, principal cast and director, prior to commencement of principal photography. The delivery date is typically expressed in terms of periods of time measured from the commencement of principal photography.

         After the initial network licensing period, the program is available for cable and syndication in the United States ("off-network programming"). Syndication is the process of furnishing programming directly to stations as opposed to the network system for distribution to its affiliated stations.

         Producers/syndicators earn license fees for distributing programs based on granting local television stations the right to broadcast a particular program. Originally, syndication fees were collected on a cash-only basis whereby the station paid the producer/syndicator a cash license fee for the right to run a show. However, since the early 1980s stations have become strapped for cash in the wake of higher interest costs, more competition and lower network compensation. As a result, syndication agreements have increasingly emphasized "barter" contracts or a combination of cash and barter.

         Under barter sales, which have increasingly become the industry standard, the syndicator is paid as advertising time is sold and episodes are aired. The value of this advertising time varies based upon viewer rating points (as determined by the A.C. Nielsen Company) of the specific program in which the advertising time is aired. The chief advantage to the barter system is that it provides stations with a new source of funds for programming by using its valuable advertising units as currency. The increasing emphasis on barter transactions has helped fuel the increasing demand for syndicated programs.

         First-run programs have become increasingly attractive to television stations because their contracts typically require only a one-year commitment as compared with a three to five-year commitment for off-network reruns programming. In addition, greater viewer demand for television programming in general and heightened competition among television and cable channels has increased the demand for original programming outside the networks' standard offerings. Furthermore, the advent of barter sales has enabled stations to more efficiently purchase quality programming without committing to large up-front license fees. In contrast to off-network, first-run programming provides stations with fresh, original programs.

         Based on their play on network in prime time, off-network programs have traditionally been the higher profile programs of syndication. Network programs prior to being syndicated are produced for weekly airings (usually 22 episodes a year). In syndication, off-network series are scheduled on a strip basis (Monday through Friday), requiring the production of a minimum of 66 episodes (equivalent to about a three-year run on network).

         Animation programs have traditionally aired in syndication on independent stations in both afternoon and early morning time periods and on network television Saturday mornings. Shows of this genre are expensive to produce, typically costing in excess of $250,000 per half hour. Animation has fewer new episodes produced each new season compared to a first-run strip because cartoons can be repeated more heavily than adult programming. Successful animation generally has a long life and, thus, the relatively high initial cost is amortized over an extended period.

     BROADCASTING. The Stations. NWCG currently owns and operates twelve Stations. Data presented below regarding television ratings and market share data are based on published industry data for November 1995.

     KDFW-TV, Dallas-Ft. Worth, Texas. KDFW-TV, channel 4, a VHF station affiliated with Fox, commenced broadcasting in 1949. Dallas is the 8th largest U.S. television market, serving 1,821,900 television households.

     WJBK-TV, Detroit, Michigan. WJBK-TV, channel 2, a VHF station affiliated with Fox, commenced broadcasting in 1948. Detroit is the 9th largest U.S. television market, serving 1,736,910 television households.

     WAGA-TV, Atlanta, Georgia. WAGA-TV, channel 5, a VHF station affiliated with Fox, commenced broadcasting in 1949. Atlanta is the 10th largest U.S. television market, serving 1,583,520 television households.

     WJW-TV, Cleveland, Ohio. WJW-TV, channel 8, a VHF station affiliated with Fox, commenced broadcasting in 1949. Cleveland is the 13th largest U.S. television market, serving 1,452,090 television households.

     WTVT-TV, Tampa-St. Petersburg, Florida. WTVT-TV, channel 13, a VHF station affiliated with Fox, commenced broadcasting in 1955. Tampa-St. Petersburg is the 15th largest U.S. television market, serving 1,395,480 television households.

     KSAZ-TV, Phoenix, Arizona. KSAZ-TV channel 10, a VHF station affiliated with Fox, commenced broadcasting in 1953. Phoenix is the 17th largest U.S. television market, serving 1,169,530 television households.

     KTVI-TV, St. Louis, Missouri. KTVI-TV, channel 2, a VHF station affiliated with Fox, commenced broadcasting in 1957. St. Louis is the 20th largest U.S. television market, serving 1,108,480 television households.

     KNSD-TV, San Diego, California. KNSD-TV channel 39, a UHF station affiliated with NBC, commenced broadcasting in 1965. San Diego is the 27th largest U.S. television market, serving 909,420 television households.

     WITI-TV, Milwaukee, Wisconsin. WITI-TV, channel 6, a VHF station affiliated with Fox, commenced broadcasting in 1956. Milwaukee is the 31st largest U.S. television market, serving 782,810 television households.

     WDAF-TV, Kansas City, Missouri. WDAF-TV, channel 4, a VHF station affiliated with Fox, commenced broadcasting in 1949. Kansas City is the 32nd largest U.S. television market, serving 779,630 television households.

     WVTM-TV, Birmingham, Alabama. WVTM-TV, channel 13, a VHF station affiliated with NBC, commenced broadcasting in 1949. Birmingham is the 51st largest U.S. television market, serving 524,780 television households.

     KTBC-TV, Austin, Texas. KTBC-TV, channel 7, a VHF station affiliated with Fox, commenced broadcasting in 1952 . Austin is the 64th largest U.S. television market, serving 417,090 television households.

         Network Affiliation. All of the Stations are affiliated with national television networks, ten with Fox and two with NBC. These network affiliation agreements require an affiliate to carry a significant amount of network-provided programming, and the networks undertake to supply a certain amount of programming to the affiliate. Management believes that network affiliation is advantageous because it provides the Stations with competitive programming at lower cost than would otherwise be available. In addition, certain advertising time in these programs is made available to the Stations for sale to local and national advertisers. Management believes that an affiliated Station's competitive position in its market is somewhat affected by the competitive strength of its network, but network strength does not necessarily determine an individual Station's audience or its financial performance. Local programming, particularly local news coverage, community involvement and promotion are important competitive factors. NWCG anticipates that network affiliations will continue to be advantageous and that networks will remain highly competitive with each other and with other programming sources.

         KNSD-TV and WVTM-TV are affiliated with NBC under agreements having an initial ten-year term ending in 2005. Thereafter, NWCG and NBC may extend the terms for additional five-year periods.

         KDFW-TV, WJBK-TV, WAGA-TV, WJW-TV, WTVT-TV, KSAZ-TV, KTVI-TV, WITI-TV, WDAF-TV and KTBC-TV, are affiliated with Fox under agreements having initial ten-year terms ending in 2004 and 2005. Thereafter, NWCG and Fox may extend the terms for additional five-year periods.

         The table below lists the twelve Stations and sets forth certain data with respect to each Station:

                                                                                                 ORIGINAL
                                                                                  COMMERCIAL      DATE OF       % OF
                                                        NATIONAL                      TV        ACQUISITION     TOTAL
                                                         MARKET      TV HOMES    STATIONS IN        OR         U.S. TV
           MARKET              STATION(1)    NETWORK     SIZE(2)    IN DMA(2)     MARKET(2)     INVESTMENT      HOMES
           ------              ----------    -------     -------    ---------     ---------     ----------      -----
Dallas-Ft. Worth, TX              KDFW         Fox          8       1,821,900         12             3/95        1.901
Detroit, MI                       WJBK         Fox          9       1,736,910          7            10/87        1.813
Atlanta, GA                       WAGA         Fox         10       1,583,520          9            10/87        1.652
Cleveland, OH                      WJW         Fox         13       1,452,090          9            10/87        1.515
Tampa-St. Petersburg, FL          WTVT         Fox         15       1,395,480          8             5/93        1.456
Phoenix, AZ                       KSAZ         Fox         17       1,169,530         11             9/94        1.220
St. Louis, MO                     KTVI         Fox         20       1,108,480          7             3/95        1.157
San Diego, CA                     KNSD         NBC         27         909,420          6            10/87         .949
Milwaukee, WI                     WITI         Fox         31         782,810          9            12/87         .817
Kansas City, MO                   WDAF         Fox         32         779,630          6             9/94         .814
Birmingham, AL                    WVTM         NBC         51         524,780          4             3/95         .556
Austin, TX                        KTBC         Fox         64         417,090          5             3/95         .418


- -------------
(1) All of the Stations operate on VHF channels (channels 2 through 13) except for KNSD-TV which operates on channel 39.
(2)  Source: A.C. Nielsen Company, November 1995.

         PRODUCTION AND DISTRIBUTION. General. The production and distribution segment produces, acquires and distributes television programming in the United States and international markets. NW Entertainment focuses on developing high quality programming with recognized performers and broad domestic and international appeal. NW Entertainment maintains many relationships with foreign media companies (including Television Francaise 1, Radio Televisione Italiana and RTL, which operate their businesses primarily in France, Italy and Germany, respectively), with which it engages in pre-sales of foreign rights. NW Entertainment also acquires and distributes programming produced by other production companies.

         NW Entertainment is the successor to a California corporation initially organized in December 1982 as Epic Productions, Inc., and began operations in February 1983 after acquiring the name "New World Entertainment" and certain distribution assets from New World Pictures, Inc. NW Entertainment was acquired by Andrews in June 1989. Prior to 1989, NW Entertainment was an international developer, producer and distributor of theatrical motion pictures and an international marketer and distributor of home video products. In December 1989, NW Entertainment sold all film rights, other than United States television rights, in the majority of pictures comprising its theatrical and home video libraries. In addition, as part of the same transaction, NW Entertainment sold the worldwide video rights to certain titles in its television library. NW Entertainment retained all rights to five feature-length films which it has sold or licensed to third parties.

         In 1991, NW Entertainment sold its then existing prime time network television production business to a third party. In that transaction, such third party agreed to assume NW Entertainment's executory obligations with respect to certain contracts with employees and term producers and certain development projects and television series.

     From 1991 to 1993, NW Entertainment concentrated on international co-productions and production for cable of long-form programming.
International co-productions include "Paradise

Beach" (Australia), "A Fine Romance" (France, U.K.), "Queenie" (U.K.) and "Secrets" (France, Germany and Italy).

         Currently, NW Entertainment's business strategy is (i) to develop animated programming, both in conjunction with Marvel and through NW Entertainment's internal resources for the domestic and international markets,
(ii) to develop relatively low-cost programs, such as game shows, reality programming and talk shows that meet the needs of NWCG's stations and are suitable for syndication, (iii) to produce a selected number of projects each year for prime time airing on Fox and one of the other networks, (iv) to utilize NW Genesis' domestic distribution capabilities to increase revenues from NW Entertainment's production efforts and extensive library and (v) to produce programming for broadcast on NWCG's stations, on the Fox and NBC owned and operated stations, on cable networks and, for certain programming, for inclusion in the Fox Network lineup, and to thereby develop an inventory of programming which may be successfully sold in the domestic and foreign syndication markets.

         Programming. The production of television programming involves the development of a concept based on a creative or literary property into a television script, the selection of talent, the filming or taping of the programming, and the post-production work necessary to create a finished product. NW Entertainment's projects are originated by its own staff, originated from development deals with independent contractors or brought to NW Entertainment by persons who are not affiliated with NW Entertainment. If a concept is appealing, NW Entertainment will present it to a prospective licensee (including its affiliated stations), one of the television networks, a cable television network or a prospective co-production partner. In the alternative, NW Entertainment might develop a concept for distribution for first-run syndication through NW Genesis. In some cases, a prospective licensee might request NW Entertainment to develop a concept for a particular time period or type of audience. If a concept is accepted for further development, the prospective licensee or partner would usually commission and pay for all or a portion of the cost of a script prior to committing itself to the full scale production of a program. Prior to approval of a script by the licensee or partner, a license fee or financial commitment would be agreed upon and pre-production activities would be undertaken.

         NW Entertainment's library includes "Santa Barbara," "The Wonder Years," and "Zorro." Other programs created or distributed by NW Entertainment include network soap operas "Paradise Beach," and "The Bold and The Beautiful." Other past successes include the mini-series "Op Center", "Elvis & Me" and "In a Child's Name," and the series "Judith Krantz's Secrets."

         NW Entertainment has numerous projects in development and is continuously considering new projects for potential exploitation. Projects currently under development and/or production include the first-run NBC co-production, "Access Hollywood", first-run strip "Loveline", first-run weekly "Two", four network productions, "Generation X", "Second Noah", "Strange Luck", and "Profit", as well as "Pacific Drive" for international distribution. "Silk Stalkings" and "Weekly World News" are currently being produced for the USA cable network. Also under active development are additional series pilots and selected scripts for MOWs featuring Marvel characters.

         NW Entertainment has created two related operating areas geared towards animated family entertainment: Marvel Films and New World Animation ("Animation"). Marvel Films produces animated films utilizing properties licensed to it from Marvel Entertainment. Marvel Films is under contract to provide "Spiderman", which airs exclusively on Fox and is a top rated children's show since its debut and produced the "Marvel Action Universe" featuring "Iron Man", "Fantastic Four" and

"The Biker Mice from Mars". Further, NWCG is currently developing "Hulk" for UPN and "Silver Surfer" for Fox. See Item 13, "Certain Relationships and Related Transactions -- Certain Other Relationships."

         NW Entertainment's library includes approximately 100 titles, representing more than 2,000 hours of programming, including those described below. Management believes that this library represents substantial value. The following table sets forth information concerning selected programs included in NW Entertainment's library:

                   HIGHLIGHTS OF NW ENTERTAINMENT'S LIBRARY

SERIES                          NETWORK             SEASONS IN PRODUCTION    CAST
- ------                          -------             ---------------------    ----
The Wonder Years                ABC                 1987-1993                Fred Savage
Tour of Duty                    CBS                 1987-1990                Terence Knox, Carl Weathers
Crime Story                     NBC                 1986-1988                Dennis Farina, Anthony Dennison
Sledge Hammer                   NBC                 1986-1988                David Rasche
Zorro                           Family Channel      1989-1992                Duncan Regehr, Efrem Zimbalist, Jr.
Judith Krantz's Secrets         Syndicated          1991-1992                David Birney, Peggy Lipton
StrangeLuck                     Fox                 1995-Present             D.B. Sweeney
Weekly World News               USA                 1995-Present             Edwin Newman
Second Noah                     ABC                 1995-Present             Daniel Hugh Kelly, Betsy Brantley
Profit                          Fox                 1995-Present             Andrian Pasdar
Silk Stalkings                  USA                 1995-Present             Nick Kokotokis, Tyler Layton
The Commish                     ABC                 1995-Present             Michael Chiklis, Theresa Saldana

SOAP OPERAS                     NETWORK             SEASONS IN PRODUCTION    CAST
- -----------                     -------             ---------------------    ----
Santa Barbara                   NBC                 1984-1993                A. Martinez, Marcy Walker
The Bold and The Beautiful      CBS                 1987-Present             Ronn Moss
Paradise Beach                  Syndicated          1993-1994                Matt Lattanzi
Pacific Drive                   Syndicated          1995-Present             Lloyd Morris, Melissa Trautz

ANIMATION                       NETWORK             SEASONS IN PRODUCTION    EPISODES PRODUCED
- ---------                       -------             ---------------------    -----------------
Spiderman                       Fox                 1994-Present             78 1/2-hour episodes
Biker Mice From Mars            Syndicated          1993-1995                65 1/2-hour episodes
Incredible Hulk                 Syndicated          1987                     13 1/2-hour episodes
Fantastic Four                  Syndicated          1987                     13 1/2-hour episodes
Robocop                         Syndicated          1987                     12 1/2-hour episodes
Marvel Action Universe          Syndicated          1993-1995                52 1/2-hour episodes

         NW Entertainment leases production facilities, for which there has been an adequate supply to meet its needs. NW Entertainment, through its production subsidiaries, meets its personnel needs by retaining directors, actors, technicians and other specialized personnel on a per production, periodic or a per diem basis. Successful television production is dependent upon the talents of persons that sometimes are difficult to replace. However, there has always been an adequate supply of personnel to meet NW Entertainment's needs. The writers, directors and actors retained may be hired pursuant to the agreements between the Alliance of Motion Picture and Television
Producers ("AMPTP") and each of the Writers Guild of America ("WGA") (which expires on May 1, 1998), the Directors Guild of America ("DGA") (which expires on June 30, 1996), the Screen Actors Guild ("SAG") (which expires on June 30,
1998) and the American Federation of Television and Radio Artists ("AARA") (which expires on November 15, 1997). In addition, NW Entertainment's production subsidiary companies utilize members of the International Alliance of Theatrical Stage Employees ("IATSE") (which has an agreement which expires on July 31, 1996). There have been labor disruptions in the past (the most recent being the strike by the WGA in the Spring and Summer of 1988), none of which has materially affected NW Entertainment, although any future work interruptions could hinder NW Entertainment's activities and may have a material adverse effect on NW Entertainment.

NW Genesis

         NW Genesis is a leading syndicator of television programming in the United States. It distributes first-run programming and syndicates off-network programs to a wide range of commercial and public television stations, as well as cable channels. Providing programming in various formats, program lengths and time slots, NW Genesis has one of the broader product offerings in the television syndication business. The acquisition of NW Genesis has substantially increased NWCG's United States domestic distribution capabilities.

         The chart below sets forth summary information about NW Genesis' current and previously syndicated programs.

                                                 NW GENESIS' LIBRARY
                                                                                                  TARGET MARKET
CURRENTLY SYNDICATED PROGRAMS             FIRST SEASON              PROGRAM TYPES             (CURRENT/FUTURE)
- -----------------------------             ------------              -------------             ----------------
Real Stories of the Highway Patrol          1992-93            First-run strip                Commercial/Cable
Biker Mice From Mars                        1993-94            First-run strip animation      Commercial/Cable
Marvel Action Universe                      1994-95            First-run weekly animation     Commercial/Cable
Top Cops                                    1994-95            Off-network strip              Commercial/Cable
Tales From the Crypt                        1995-96            Off-cable weekly               Commercial
Juvenile Justice                            1995-96            First-run weekly               Commercial/Cable
Reality Check                               1995-96            FCC children show              Commercial/Cable
The Mark Walberg Show                       1995-96            Talk show                      Commercial/Cable
U.S. Customs Classified                     1995-96            First-run weekly               Commercial/Cable
Emergency Call                              1991-92            First-run weekly               Commercial/Cable

FUTURE SYNDICATED PROGRAMS                                                                        TARGET MARKET
(CURRENTLY BEING MARKETED)                FIRST SEASON              PROGRAM TYPES             (CURRENT/FUTURE)
- --------------------------                ------------              -------------             ----------------
Loveline                                    1996-97            First-run strip                Commercial/Cable
Two                                         1996-97            First-run weekly               Commercial/Cable
Access: Hollywood                           1996-97            First-run strip                Commercial/Cable

PREVIOUSLY SYNDICATED PROGRAMS                YEARS                 PROGRAM TYPES             TARGET MARKET(S)
- ------------------------------                -----                 -------------             ----------------
The Best of National Geographic             1986-87            Specials                       Commercial/PBS
Adventures, Journeys & Archives             1992-93            First-run strip                PBS/Cable
The Byron Allen Show                        1988-91            First-run weekly               Commercial
Guilty or Innocent                          1985               First-run strip                Commercial
Sale of the Century                         1984-86            First-run strip                Commercial
Classic Country                             1983-90            Off-syndication weekly         Commercial/PBS
World War II: GI Diary                      1983-88            Off-syndication weekly         Commercial/PBS
Wilderness Alive                            1983-88            Off-syndication specials       Commercial/PBS
Wild World of Animals                       1983-88            Off-syndication strip          Commercial/PBS
The Africans                                1983-88            Off-syndication specials       Commercial/PBS
Life Around Us                              1983-88            Off-syndication specials       Commercial/PBS
The Whoopi Goldberg Show                    1992-93            First-run strip                Commercial/Cable
Infatuation                                 1992-93            First-run strip                Commercial/Cable
Grudge Match                                1991-92            First-run weekly               Commercial/Cable
Highway to Heaven                           1989-93            Off-network strip              Commercial/Cable
The Great Escape                            1988-89            First-run weekly               Commercial/Cable
The Judge                                   1986-93            First-run strip                Commercial/Cable
Paradise Beach                              1993               First-run strip                Commercial/Cable

Cannell Entertainment, Inc.

         NWCG acquired Cannell Entertainment, Inc. ("Cannell") in July 1995. In connection with this acquisition, NWCG acquired distribution rights to the extensive Cannell library of television programming, the wardrobe and properties of the Cannell Studio in Canada, and the production capabilities of Cannell personnel.

Guthy-Renker

         Guthy-Renker is engaged in marketing various products through long-form television advertisements. NW Entertainment currently owns a 37.5% interest in Guthy-Renker, and holds a three-year option to increase its ownership interest to 50% (expiring November 1996). The acquisition of this interest by NW Entertainment has enhanced NWCG's ability to capture the growing source of revenues represented by direct response television marketing.

New World Sales and Marketing

         New World Sales and Marketing ("NW Sales and Marketing") is an in-house advertising representation firm which replaces the outside advertising representation firms previously used by NWCG to sell national advertising. NW Sales and Marketing contacts potential national advertisers directly to sell advertising time for NWCG and to sell barter inventory generated by the production segment. NWCG believes that an in-house advertising representation firm dedicated solely to serving its interests enhances its ability to participate in national advertising because it enables NWCG to structure advertising packages that are more closely customized to individual advertisers' needs in an environment that is characterized by increasingly fragmented viewership and advertising markets.

COMPETITION

         Each of NWCG's business segments competes in its particular market; further, the integrated company competes with other integrated entertainment companies such as Paramount/Viacom, Disney, Gannett Company and 20th Century-Fox.

         Broadcasting. The television broadcasting industry is highly competitive. Each of the Stations competes in its local market against other local television broadcasting stations. The Stations also face competition from other programming, entertainment and video distribution systems. See "-- Television Broadcasting Industry Overview." Many of the Stations' competitors are substantially larger and have significantly greater resources than NWCG.

         In addition, NWCG's broadcasting segment faces competition from other advertising supported media such as newspapers, magazines, radio, and billboards and faces competition for television viewers' leisure time from other leisure time activities, such as sporting events, concerts and live theater. The full extent to which such other video distribution systems, advertising-supported media and other leisure time alternatives will compete with the business of NWCG may not be known for several years and there can be no assurance that the development of such alternative media and leisure activities will not materially adversely affect the business and financial condition of NWCG in the future.

         Finally, the structure of the television industry continues to evolve at a rapid pace as market participants respond to technological developments that foster the creation of new product delivery systems and new relationships among programmers, distributors and broadcasters. The recent spate of mergers and other business combinations has created an environment of uncertainty as to the future nature of the media business and NWCG's probable competition. It is clear, however, that several competitors of NWCG have similar strategies of creating a vertically integrated programming, distribution and transmitting company. There can be no assurance that NWCG will be able to compete in the future media and telecommunication environment.

         Each of the Stations is believed to compete satisfactorily within its market with respect to technical facilities, programming, promotion and marketing.

         Production/Distribution. Competition in the television production/distribution business is intense. Major competitors primarily include divisions of large television and film studios such as Columbia Pictures Television, Inc., Paramount/Viacom, 20th Century-Fox Film Corp., Disney and Warner Brothers, Inc. as well as numerous independent producers such as Carsey-Warner Productions and Aaron Spelling Productions, dedicated television distributors such as Group W, King World Productions, Inc., Gannett Company, Tribune Company and the networks. Many television syndicators also compete with these and other syndicators for the sale of advertising time. Many of these competitors are substantially larger and have significantly greater resources than NWCG.

         There are approximately 40 companies that provide syndicated television programming. NW Genesis' management believes that NW Genesis competes primarily with at least nine of these companies: Paramount/Viacom, Fox, Warner Brothers, Disney, Group W, Gannett Company, Tribune, Columbia and King World. NW Genesis has cleared programs in all different dayparts (i.e., daytime, early fringe, access, late-night, weekend), and has been involved in almost all program categories (i.e., reality, off-network, game, relationship, talk, animation, specials), thereby having offered a variety of programs comparable to every other television syndicator in the business.

         In addition, the elimination of the financial interest and network syndication rules, established by the Federal Communications Commission (the "FCC"), allows television networks to acquire financial interests in programming and to engage in program syndication. These changes could decrease the market for syndicated programming and increase competition in the television production/distribution business.

         NW Entertainment focuses its efforts in certain key areas in which management believes it has achieved a competitive advantage such as low-cost production (e.g., soap operas, reality shows, talk shows and low-cost acquisitions) and long-running non-prime time series. NW Entertainment has also, under the direction of Brandon Tartikoff, entered the prime time production business on a limited basis. Competition in these segments is principally on the basis of commercial viability, customer relationships, price and ratings success.

         NWCG owns, through Four Star, a large library of low-budget theatrical features and 1950s and 1960s television series and has been able to market these products internationally on a high-volume, low-cost basis. Competition in this segment is very limited in that the few libraries of this size which exist are generally owned by large studios more interested in currently produced products. Management of Four Star believes that Four Star's competitive advantage arises from Four Star's ability to focus NWCG's efforts on the maximization of value from its existing library without the need to focus on current production.

HISTORY OF NWCG

         NWCG was incorporated in Delaware on November 18, 1993 in order to effectuate the transactions contemplated by an Agreement and Plan of Reorganization and Merger, dated as of November 23, 1993 (as amended, the "Agreement"), by and among NW Television, Andrews, NWCG and SCI Merger Sub Incorporated ("Merger Sub"). The basic features of the Agreement were as follows:

     1. NW Television formed a wholly owned subsidiary, SCI Subsidiary Corporation ("SCI Subsidiary").

     2.   SCI Subsidiary formed NWCG as a wholly owned subsidiary.

     3.   NWCG formed Merger Sub as a wholly owned subsidiary.

     4. On March 7, 1994, Merger Sub was merged with and into NW Television (the "Merger"), with NW Television being the Surviving Corporation. In the Merger, all of the then outstanding shares of common stock, $.01 par value ("NW Television Common Stock") were converted into a like number of shares of NWCG's Class B Common Stock, $.01 par value ("Class B Common Stock"). In addition, the holders of NW Television's Class A Warrants, exercise price $.01 ("Existing $.01 Warrants") and NW Television's Class B Warrants, exercise price $8.47 ("$8.47 Warrants" and together with the Existing $.01 Warrants, the "Existing Warrants"), as a result of the Merger have the right to acquire and receive, upon the exercise thereof, in lieu of the shares of NW Television Common Stock immediately theretofore acquirable and receivable upon the exercise of the Existing Warrants, a like number of shares of Class B Common Stock.

         NWCG purchased all of the capital stock of NW Entertainment and Four Star International, Inc. ("Four Star") and entered into a Non-Competition Agreement (the "Non-Competition Agreement") and an Indemnification Agreement (the "Indemnification Agreement") with Andrews (as such agreements are contemplated by the Agreement), in exchange for the issuance by NWCG to Andrews of 25,383,707 shares of Class B Common Stock (the "NW Entertainment Transaction") on March 9, 1994. On March 17, 1994 NWCG entered into an exchange agreement (the "NW Genesis Agreement"), pursuant to which NWCG exchanged 2,035,486 shares of Class B Common Stock and certain other consideration for the 50% of the capital stock of NW Genesis Entertainment, Inc. ("NW Genesis") not owned by Four Star and a note made by Four Star in the principal amount of approximately $2.2 million (the "NW Genesis Transaction"). Four Star previously owned the other 50% of the equity of NW Genesis and accordingly NWCG currently beneficially owns 100% of NW Genesis. In November 1993, Andrews acquired a 37.5% ownership interest in Guthy-Renker Corporation ("Guthy-Renker") and a three-year option to increase its interest to 50%. The purchase price was $7 million in cash paid to Guthy-Renker shareholders and a note from Andrews in an original amount of $18 million issued to Guthy-Renker (the "Guthy-Renker Note"). On March 16, 1994, NW Entertainment acquired the entire interest of Andrews in Guthy-Renker, by incurring a $7 million payable to Andrews and assuming Andrews' obligations under the Guthy-Renker Note (including reimbursing Andrews for the funds already pre-paid under the Guthy-Renker Note) (the "Guthy-Renker Transaction"). NW Acquisition was formed by NWCG in 1993 to acquire broadcast television stations.

         In March 1994, NWCG completed an equity offering ("Rights Offering") pursuant to which each holder of record, other than Andrews, of NWCG's Class B Common Stock or of NW Television's "Existing $.01 Warrants", on March 9, 1994 was entitled, in accordance with NWCG's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and the Reorganization Agreement, to subscribe for 1.90732627 shares of Class B Common Stock (or, under certain circumstances, Class A Warrants, Series 2 of NWCG, exercise price $.01 per share (the "New

E>

$.01 Warrants"), together with such shares of Class B Common Stock (the "Offered Shares"), for each share of Class B Common Stock or of Existing $.01 Warrants owned by such record holders as of the close of business on the relevant record date. The Rights Offering, which expired on March 31, 1994, was made pursuant to a registration statement filed with the Securities and Exchange Commission.

FEDERAL REGULATION OF TELEVISION BROADCASTING

         Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

         On February 8, 1996 the President signed into law The Telecommunications Act of 1996 (the "1996 Act"), which substantially modifies the Communications Act of 1934. The 1996 Act makes many fundamental changes to telecommunications regulation, and the following discussion of the 1996 Act and the Communications Act is not intended to be exhaustive. Many of the changes in law and regulation adopted as part of the 1996 Act must be implemented by the FCC action. Many of these changes will require notice and comment rulemaking proceedings before being implemented. NWCG cannot predict the full legal scope or the business and competitive impact of these changes.

         License Grant and Renewal. The 1996 Act extends the maximum license term for television stations from five years to eight years and requires the FCC to renew a license if it finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations which taken together would constitute a pattern of abuse. The FCC retains discretion under the 1996 Act to renew the license of any station for a period of less than eight years if, in its judgment, "the public interest, convenience, or necessity" would be served by such action.

         Based on the current five year license terms, the main station licenses of NWCG's television stations will expire as follows: WTVT-TV, Tampa-St. Petersburg -- February 1, 1997; WAGA-TV, Atlanta and WVTM-TV, Birmingham -- April 1, 1997; WJBK-TV, Detroit and WJW-TV, Cleveland -- October 1, 1997; WITI-TV, Milwaukee -- December 1, 1997; WDAF-TV, Kansas City and KTVI-TV, St. Louis -- February 1, 1998; KDFW-TV, Dallas and KTBC-TV Austin -- August 1, 1998; KSAZ-TV, Phoenix -- October 1, 1998; KNSD-TV, San Diego -- December 1, 1998. Each of these expiration dates is based on the maximum five-year license terms authorized under the Communications Act. Although the 1996 Act extends the maximum license term for television stations to eight years, it is uncertain whether the FCC will automatically extend existing license terms. NWCG is not aware of any facts or circumstances that would prevent the renewal of the licenses for the Stations at the end of the respective license terms. The 1996 Act provides that licenses continue in effect until the FCC acts upon the renewal application and any petition for rehearing.

         Multiple Ownership Restrictions. FCC rules limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest) in broadcast stations, as well as other mass media entities. The 1996 Act has eliminated the FCC's prior limit of 12 television stations owned nationally and has increased the limit of aggregate audience reach of co-owned television stations from 25% to 35% of United States households. NWCG currently owns, through subsidiaries, 12 television stations covering approximately 14% of the United States.

         FCC rules currently allow an individual or entity to have an attributable interest in only one television station in a particular market. In addition, FCC rules prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper, or cable television system that is located in the same area served by the television station. The 1996 Act requires the FCC to conduct a rulemaking proceeding to determine whether to retain, modify, or eliminate its limitations on the number of television stations that a person or entity may own, operate, or control within the same television market. The 1996 Act also requires the FCC to extend to the top 50 markets its policy of waiving the TV/radio cross-ownership restriction (the so-called "one-to-a-market rule") under certain circumstances.

         Proposals pending before the FCC even prior to the 1996 Act could substantially alter the FCC's local ownership restrictions. In one rulemaking proceeding, the FCC suggests narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly rule") and possibly permitting two-station combinations in certain markets. In the same proceeding, the FCC also proposes to eliminate the TV/radio cross-ownership restriction. The 1996 Act and any additional relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Stations are located.

         The FCC is also seeking comment on issues related to local marketing agreements entered into by television stations. Local marketing agreements
(LMAs) typically provide for one broadcast station to broker time on another television station in the same market, allowing one broadcaster to program and sell advertising time on a station that it would not be allowed to own under the existing duopoly restriction. The 1996 Act expressly approves LMAs that predate enactment of the Act and expressly does not prohibit the origination, continuation, or renewal of any LMA that is in compliance with the regulations of the FCC. NWCG cannot predict whether the FCC policies regarding LMAs will change or what effect any such changes may have on NWCG. NWCG is party to a local market agreement.

         The Prime Time Access Rule and the Financial Interest and Syndication Rule. The FCC has eliminated the prime time access rule ("PTAR"), effective August 30, 1996. PTAR limits the ability of stations affiliated with ABC, CBS, or NBC to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network and off-network programming broadcast by affiliates of ABC, NBC or CBS. While NWCG is unable to predict the effects of such changes, potential effects include, among others, (i) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time; (ii) decreased competition among ABC, CBS, and NBC affiliates for "first run" prime time syndicated programming; and (iii) an increased supply of "first run" prime time syndicated programming.

         Effective September 21, 1995, the FCC repealed its remaining financial interest and syndication ("fin/syn") rules. Adopted in 1970, the fin/syn rules severely restricted the ability of ABC, CBS and NBC to obtain financial interests in, or to participate in syndication of, prime-time entertainment programming for airing during the networks' evening schedules. NWCG is unable to predict the ultimate impact of the elimination of PTAR and the fin/syn rules on its television production, syndication, and broadcast operations.

         Content Regulation. The 1996 Act authorizes the FCC to set up an advisory committee to recommend a system for rating video programming that contains "sexual, violent, or other indecent material" and allows the FCC to require distributors of video programming to transmit electronically the ratings of programs which have been rated. By February 7, 1998, most new television sets sold must include a feature enabling viewers to block the display of programs carrying such ratings. NWCG cannot predict how these requirements might be implemented or what effect they may have on NWCG's business.

         Children's Television. On April 7, 1995 the FCC initiated a Notice of Proposed Rule Making ("NPRM") proposing changes to its regulation of television programming targeted to children, which it regulates under the Children's Television Act of 1990. The NPRM proposes changes to the FCC's children's television rules, the most significant of which is a proposed requirement that television stations broadcast a weekly minimum amount of programming specifically designed to meet the educational and informational needs of children. NWCG cannot predict whether any changes in the FCC's regulation of children's programming will be adopted or what effect such changes might have on its operations.

         Distribution of Video Services by Telephone Companies. The 1996 Act allows local telephone companies to provide multichannel program distribution services within their telephone service areas and in competition with cable television systems. Local telephone companies serving most or all of the markets in which NWCG operates television stations have indicated that they intend to enter the video distribution market. Before the 1996 Act, under prior court and FCC rulings, certain local telephone companies had announced or had initiated multichannel video distribution market trials. NWCG cannot predict the impact of these developments.

         Advanced Television Service. The FCC has proposed the adoption of rules for implementing digital advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV") and data broadcasting.

         Before ATV services can be implemented the FCC must determine the eligibility for ATV licenses, adopt a table of ATV allotments, assign ATV licenses, and adopt ATV service rules. The FCC is actively considering some of these issues in a pending rulemaking proceeding and has announced its intention to initiate two related proceedings. It has tentatively proposed to assign all existing television licensees and permittees a second channel on which to provide ATV simultaneously with their existing service. After a period of years (the 1992 proposal was for 15 years although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease operations on one of the two channels. The FCC is considering whether, after these channels are surrendered, some or all broadcasters should be required to change broadcast channels to accommodate the "re-packing" of the surrendered broadcast channels into contiguous blocks.

         The 1996 Act imposes certain conditions on the FCC's implementation of ATV service. Among other requirements, the FCC must (i) limit the initial eligibility for such licenses to existing television broadcast licensees or permittees; (ii) allow ATV licensees to offer ancillary and supplementary services; (iii) charge appropriate fees to broadcasters that supply ancillary and supplementary services for which the broadcaster derive certain non-advertising revenues; and (iv) recover at an unspecified time either the ATV license or the original license (the "NTSC" license) held by the broadcaster. These requirements are generally consistent with the FCC's tentative proposals.

         The broadcast channels on which NWCG's stations are licensed consist of discreet blocks of the electromagnetic spectrum, which is controlled by the federal government. Certain members of Congress have announced their intention to hold hearings on federal spectrum policy and to pursue legislation that would establish a national spectrum policy. Among the issues expected to be considered should such hearings occur is whether broadcast licensees should be required to compensate the government for channels used in the transition to ATV operations. Methods of compensation that have been discussed include, among others, the assessment of "spectrum fees" and a requirement that the FCC award ATV channels through a competitive bidding (auction) process. The FCC currently lacks authority to auction ATV licenses.

         Conversion to ATV operations could reduce a station's geographical coverage area but most stations are expected to replicate or exceed their existing service areas. Equipment and other costs associated with the ATV transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the service. The potential also exists for new sources of revenue to be derived from ATV. Although NWCG believes the FCC will authorize ATV, NWCG cannot predict when or under what conditions the authorization might be given, whether, or the amount, broadcasters will be required to pay direct compensation to the government as a condition of transitioning to ATV operations, when NTSC broadcasting might cease, or the overall effect the transition to ATV might have on NWCG's business.

         Network Rules. On March 7, 1995 the FCC found two of its so-called "network rules" to be obsolete and repealed them. The "network station ownership" rule prohibited network ownership of television broadcast stations in certain circumstances. The "secondary affiliation" rule limited the ability of certain types of stations to affiliate with more than one network. NWCG does not expect the elimination of these rules to have a substantial impact on its business.

         Other Pending FCC Proceedings. In 1995 the FCC issued NPRMs proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by new networks. These proceedings are pending. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. However, the 1996 Act substantially relaxed the dual network rule by providing that an entity may own more than one television network; however, no two national television networks in existence on February 8, 1996 may merge or be acquired by the same party. NWCG is unable to predict how or when the FCC proceedings will be resolved or how those proceedings or the relaxation of the dual network rule may affect NWCG's business.

EMPLOYEES

         As of December 31, 1995, NWCG had approximately 2,700 employees, 550 of whom belonged to collective bargaining units. Collective bargaining agreements covering approximately 35 employees are open as of December 31, 1995 and collective bargaining agreements covering approximately 340 employees are due for renewal in 1996. NWCG believes its relationships with its employees are satisfactory.

INFLATION

         In general, the Company's businesses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been significant to the Company during the past three years.

ITEM 2.  PROPERTIES

         The principal offices of NWCG, NW Television and NW Acquisition, which are leased by NW Television, are located at 3200 Windy Hill Road, Suite 1100-West, Atlanta, Georgia 30339, telephone (770) 955-0045. The broadcasting segment's other principal facilities are as follows:

                  LOCATION                       OWNERSHIP                              USE
                  --------                       ---------                              ---

     Dallas, TX (KDFW-TV)                          Owned                   Office and Studio
     Dallas, TX (KDFW-TV)                        Co-owned                  Tower
     Southfield, MI (WJBK-TV)                      Owned                   Office, Studio and Tower
     Atlanta, GA (WAGA-TV)                         Owned                   Office, Studio and Tower
     Cleveland, OH (WJW-TV)                        Owned                   Office and Studio
     Parma, OH (WJW-TV)                            Owned                   Tower
     Tampa, FL (WTVT-TV)                           Owned                   Office and Studio
     Riverview, FL (WTVT-TV)                       Owned                   Tower
     St. Petersburg, FL (WTVT-TV)                 Leased                   Office -- News bureau
     Phoenix, AZ (KSAZ-TV)                         Owned                   Office, Studio and Tower
     St. Louis, MO (KTVI-TV)                       Owned                   Office and Studio
     Sappington, MO (KTVI-TV)                      Owned                   Tower
     San Diego, CA (KNSD-TV)                       Owned                   Office and Studio
     Spring Valley, CA (KNSD-TV)                   Owned                   Tower
     Milwaukee, WI (WITI-TV)                       Owned                   Office and Studio
     Shorewood, WI (WITI-TV)                       Owned                   Tower
     Kansas City, MO (WDAF-TV)                     Owned                   Office, Studio and Tower
     Birmingham, AL (WVTM-TV)                      Owned                   Office, Studio and Tower
     Austin, TX (KTBC-TV)                          Owned                   Office, Studio and Tower


         The principal executive offices of NW Entertainment, which are leased from an affiliate of Andrews Group, are located at 1440 South Sepulveda Boulevard, Los Angeles, California 90025, telephone (310) 444-8100.

         Marvel has the following principal properties:

                  LOCATION                       OWNERSHIP                              USE
                  --------                       ---------                              ---
     Walldorf, Germany                            Owned                   Manufacturing/Warehouse/Office
     Terrsella, Spain                             Owned                   Warehouse
     Paris, France                                Owned                   Warehouse/Office
     Modena, Italy                                Owned                   Office
     Modena, Italy                                Owned                   Manufacturing
     Modena, Italy                                Owned                   Warehouse
     Modena, Italy                                Owned                   Manufacturing/Office
     New York, NY                                 Leased                  Office
     Mt. Laurel, NJ                               Leased                  Office
     Parsippany, NJ                               Leased                  Office
     Durham, NC                                   Leased                  Office
     London, England                              Leased                  Office
     Leeds, England                               Leased                  Warehouse/Office
     Yuma, Arizona                                Leased                  Warehouse/Office
     Englewood, NJ                                Leased                  Warehouse/Office
     Byhalia, MS                                  Leased                  Manufacturing/Warehouse/Office
     New Hyde Park, NY                            Leased                  Manufacturing/Warehouse/Office
     Long Island City, NY                         Leased                  Warehouse
     Puyallup, WA                                 Leased                  Warehouse

         Additional office and warehouse space is leased by Marvel in several locations in the United States and in Europe. The leases expire through 2005 and provide for aggregate monthly rentals of approximately $.5 million, subject to escalation clauses.

         Management believes that its properties are currently adequate and suitable to conduct its business and will remain so in the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

         On March 9, 1995, a complaint, purporting to be a class action, was filed against SkyBox, certain of SkyBox's officers and directors and Marvel in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Strougo v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleges that SkyBox and certain of its officers and directors breached their fiduciary duties by accepting the cash tender offer and the merger at an unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleges that Marvel aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint seeks preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses.

         On March 16, 1995, a complaint, purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally makes allegations similar to those contained in the Strougo complaint and seeks similar injunctive and other relief.

         Marvel and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of Marvel's common stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artifically inflated the price of common stock by creating earnings expectations which Marvel did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to Marvel's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of Marvel. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. Marvel believes the plaintiff's case is meritless and plans to vigorously defend this matter.

         On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action sought equitable relief and damages. Settlement of this litigation has been reached and preliminarily approved by the Court. Under the terms of the settlement, NWCG will issue 2 million warrants for the purchase of NWCG stock at the market price on the day of issue. The warrants will be exercisable over a 90-day period, 5 years from the date of issue. There was also a payment of cash consideration, the majority of which was expensed in 1994. In addition, as part of the settlement, Andrews will contribute the stock of L.C. Holdings, a company with an educational film library, to NWCG. When the securities are issued, the fair value of the securities will be reflected in NWCG's common stockholders' equity with a corresponding reduction to additional paid-in-capital.

         In February 1989, Robert Eckstein, et al. brought an action for violation of Federal securities laws against NW Entertainment and other parties (the "Eckstein Action"). In October 1988, Ralph Majeski, et al. brought an action for fraud, misrepresentation, breaches of contract and fiduciary duty and pendent state law claims against NW Entertainment and other parties (the "Majeski Action"). Classes were certified in both actions. In March 1992, the court granted a motion for summary judgment and dismissed both the Eckstein Action and the Majeski Action. Plaintiffs in the Majeski Action filed a motion for reconsideration, which was denied by the District Court on June 2, 1992. Notices of Appeal were filed in both actions.

         The plaintiffs in the Majeski action filed a lawsuit in the Circuit Court of Milwaukee County, Wisconsin on March 8, 1993 (the "Majeski State Court Action"). The Majeski State Court Action alleges essentially the same pendent state law claims that had been asserted in the federal Majeski Action.

         On August 20, 1993, the Court of Appeals for the Seventh Circuit vacated the district court judgments and remanded the cases to the district court for further proceedings. On November 18, 1993 the defendants filed a Petition for Writ of Certiorari with the United States Supreme Court, seeking review of the Court of Appeals Order. The defendant's petition was denied on or about January 18, 1994.

         In November 1993, both the Eckstein and Majeski plaintiffs filed motions seeking leave to amend the complaints. The defendants did not oppose the Eckstein plaintiffs' motion because those plaintiffs' did not add new claims or assert new theories. The Majeski plaintiffs' motion seeks to amend their Section 10(b) and breach of fiduciary duty claims, add a claim for treble damages under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. ss.ss. 1961-68 and delete certain common law claims and pursue them in a separate proceeding. The defendants filed papers opposing the Majeski plaintiffs' proposed amendments. A hearing on the foregoing motions was held on January 26, 1994. On January 27, 1994 the Court granted the Eckstein plaintiffs' motion to amend and took the Majeski plaintiff's motion to amend under consideration. The Majeski State Court Action was voluntarily dismissed by the plaintiffs.

         In February 1994, the defendants filed motions for summary judgment in both actions. On August 31, 1994, the court denied the Majeski plaintiffs' motion to amend their first amended complaint, granted the defendants' motions for summary judgment in both the Eckstein and Majeski Actions and dismissed both actions with prejudice. The Eckstein plaintiffs filed a motion for reconsideration on September 15, 1994, which was denied by the court on October 28, 1994. Both the Eckstein and Majeski Actions were appealed by the plantiffs to the United States Court of Appeals for the Seventh Circuit. Oral argument for these appeals was held on April 17, 1995. On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc. The petition was denied by the Court of Appeals on July 21, 1995. Neither the Eckstein or Majeski plaintiffs sought review of the Seventh Circuit's decision in the Supreme Court.

         On July 27, 1995, the district court entered a final order taxing costs against the Majeski plaintiffs in favor of the defendants in the sum of $86,693.34. The Court of Appeals for the Seventh Circuit affirmed that decision, in an unpublished order, on January 24, 1996, and issued its mandate on February 15, 1996. The Majeski plaintiff's time to file a petition for writ of certiorari in the Supreme Court has not yet expired.

         On or about July 6, 1995, the Majeski plaintiffs filed a purported class action lawsuit in the Circuit Court for Milwaukee County, Wisconsin, entitled Ralph Majeski, et al. v. Balcor Entertainment Company Ltd., et al., Case No. 95CV006579 (the "Second Majeski State Court Action"). The Second Majeski State Court Action is based on allegations similar to those in the Federal Court Majeski Action, and seeks similar relief. The complaint alleges claims based on state law asserting, among other things, breach of fiduciary duties, negligent and intentional misrepresentation and deceit, breach of contract, and a derivative claim on behalf of another defendant, Balcor Film Investors, and its successor. On October 23, 1995, plaintiffs filed an amended complaint, which made only minor, technical changes. On November 2, 1995, the court entered its order, without objection from the defendants, certifying the plaintiff-class and directing that notice be sent to all class members. NW Entertainment filed a motion to dismiss the complaint for lack of personal jurisdiction.

         On November 16, 1995, plaintiffs filed a Second Amended Complaint adding as a defendant the most recently appointed co-trustee of the BFI Trust. The newly-named defendant, joined by all other defendants, thereafter removed the case to United States District Court. On November 20, 1995, the District Court granted plaintiff's motion to remand and returned the case to the Circuit Court, Milwaukee County, State of Wisconsin. The New World defendants have now renewed their motion to dismiss for lack of personal jurisdiction in the state court in response to the Second Amended Complaint. No hearing date has yet been scheduled for the motion.

         The Company and its subsidiaries are also parties to various other litigation, some of which are in the process of being settled. The Company believes that it is unlikely that the outcome of all pending litigation in the aggregate will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders in the fourth fiscal quarter.


                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock does not have a public market.

         As of March 29, 1996, the number of shareholders of record of common stock was one.

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of dividend limitations.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical financial data of the Company at and for each of the years in the five year period ended December 31, 1995. The information set forth below has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of this Report.

                                                                         Year Ended December 31,
                                                    ------------------------------------------------------------
(Dollars in millions)                               1995(a)       1994(a)         1993(a)       1992     1991(b)
                                                    -------       -------         -------      ------    -------
Net revenues                                        $1,434.3       $911.7         $665.7       $393.2     $304.6
Loss before extraordinary item and
   cumulative effect of accounting change             (235.6)       (13.7)         (42.9)       (53.3)    (163.2)
At end of period:
   Total assets                                      4,264.7     $3,229.2        1,980.9        632.7      317.0
Debt and redeemable preferred stock                  3,383.0      2,650.8        1,892.4        689.6      431.8

(a) See Footnote 2 to the Consolidated Financial Statements for a discussion of acquisitions and dispositions of businesses during these years.

(b) Includes valuation adjustments of $125.1 in 1991. Includes a gain on the sale of a portion of the Company's interest in Marvel of $57.6 in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

RESULTS OF OPERATIONS

General

         The Company operates in the youth entertainment segment through its approximately 79% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel and on professional athletes, sports teams and leagues and popular entertainment characters and properties owned by others. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's products include comic book and other publications, sports and entertainment trading cards, children's activity stickers, toys, adhesives and confectionery products.

         The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (83% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred Stock. NWCG operates twelve broadcast stations, a filmed entertainment production and distribution business, which distribute product both domestically and internationally, and filmed entertainment libraries.

         Results of Marvel

         Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel's net revenues have been derived from businesses other than comic book publishing. For example, in 1991, net revenues from publishing were approximately 86% of Marvel's total net revenues as compared to approximately 17.8% in 1995. Marvel's business has been augmented by the manufacture, marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys. Although Marvel's consolidated net revenues have increased as a result of diversification, certain changes in market conditions associated with its publishing and trading card operations adversely affected Marvel's net revenues and operating results in 1995.

         Marvel believes that, in 1993, Marvel and the overall comic book direct market (i.e., comic book specialty stores) experienced an unusual increase in revenues due in large part to speculative purchases of comic books. Lower speculative purchases resulted in a decline in overall direct market comic book publishing revenues, including those of Marvel, for 1994 as compared to 1993, and to a lesser extent, for 1995 as compared to 1994.

         Marvel has undertaken several strategic actions which it believes will have the long-term effect of bolstering its publishing business. Marvel is eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focusing its comic books more on editorial content and less on physical product features and enhancements; and streamlining operations through introduction of new technology and consolidation of facilities. Combined with the reduction in titles, these measures will reduce editorial, production, distribution, manufacturing and administrative overhead expense. In addition, the focus on editorial content rather than physical features will bring about reductions in manufacturing costs. Marvel believes these actions, together with the exclusive distribution by Heroes World of Marvel's comic books to the direct market, which commenced July 1995, will improve future operating results of Marvel's publishing business.

         For 1994 and 1995, Marvel believes that there was a general contraction in the sports trading card market, related in part to lower speculative purchases. This contraction was compounded by the baseball, hockey and basketball labor situations, which adversely affected sports trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players, and the level of fan interest has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, Marvel believes that the labor situations in professional sports have resulted in decreased trading card consumer interest and therefore, generally decreased levels of consumer purchases of all trading cards. Accordingly, Marvel believes that the overall trading card industry has been negatively affected, causing Marvel to experience lower sales, higher returns, and higher inventory obsolescence during the nine months ended September 30, 1995, including an increase in reserves in the second quarter of approximately $40.0 for trading card returns and inventory obsolescence.

         During the fourth quarter, these conditions resulted in Marvel and the trading card industry in general continuing to experience lower sales and higher returns, primarily related to distribution channels other than trading card specialty stores. Marvel has revamped its trading card business such that distribution of sports trading card products will be concentrated in trading card specialty stores and selected mass market accounts. In connection therewith, Marvel increased reserves as of December 31,

1995 by an additional amount of approximately $70.0, principally for product returns from the points of distribution eliminated and for the obsolescence of certain 1995 inventory. As a result of this change in strategy, Fleer/SkyBox is focusing its sales efforts on those retailers and distributors with strong performance histories. Marvel believes that these distribution channels, with their focused customer base and proven efficiencies, should allow Fleer/SkyBox to realize an improvement in operating income in the future.

         Also as part of the revamping of Fleer, operational overhead has been reduced through the closure of Fleer's Philadelphia facility, which had been used for confections and trading card manufacturing. The confections operation has been consolidated at Fleer's Byhalia, Mississippi plant and all of the trading card manufacturing has been outsourced. The Company anticipates additional reductions in future operating expenses of Fleer/SkyBox due to the concentration of sales activities to trading card specialty stores and selected mass market accounts.

         As a result of Marvel's restructuring activities, Marvel reflected in results of operations for 1995 an additional $25.0 charge related to severance, consolidation and closure of facilities, and other costs associated with its publishing, confections and trading card business.

         With these actions, Marvel has simplified and refocused its publishing and trading card operations by concentrating on the strongest elements of the businesses, delivering popular products to a motivated customer base and using the most efficient channels of distribution. Marvel believes that these actions will position the Company for an improvement in the operating performance of these businesses for 1996.

         Marvel expects that there will continue to be year to year fluctuations in the net revenues and profitability of its individual businesses. However, Marvel believes that its continued diversification into a broad based youth entertainment company will help to mitigate the effects of such fluctuations on overall net revenues and profitability.

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

         The Company's net revenues in 1995 were $1,434.3 compared with $911.7 in 1994. Revenues in 1995 include $829.3 from the Company's youth entertainment segment and $605.0 from the Company's broadcasting and production and distribution segments. Revenues in 1994 include $514.8 from the Company's youth entertainment segment and $396.9 from the Company's broadcasting and production and distribution segments.

         This increase reflects a $75.6 increase in trading card and sticker net revenues, mainly attributable to the full year impact of Panini, which was acquired in August 1994, and the acquisition of SkyBox in April 1995. This increase was partially offset by a general decline in demand for trading cards as well as the higher provisions for returns in 1995. In March 1995, Marvel began to consolidate Toy Biz. For 1995, Marvel consolidated revenues of $180.2 related to Toy Biz. Previously, Marvel reported the results of Toy Biz under the equity basis and did not include Toy Biz revenues in its consolidated net revenues. Toy Biz revenues for the full year ended 1995 was $196.4 as compared to $156.5 in 1994. The increase in net publishing revenues of $18.3 was due to the full year impact of Heroes World, Malibu Comics and Marvel Family Publishing, partially offset by a reduction in sales due to lower speculative purchases. Primarily as a result of a full year impact of adhesives, other product revenues increased by $37.7 in 1995. Licensing revenues increased by $2.7 in 1995. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period.

         Net revenue in the broadcasting and production and distribution segments increased $208.1 in 1995 over 1994. The increase in broadcasting revenue of $74.6 reflects an increase of $129.7 for the two stations acquired in September of 1994 from CitiCasters and the four stations acquired on March 31, 1995 from Argyle, a decrease of $16.9 for NW Television's six original stations owned for both periods and a decrease of $38.2 reflecting the sale of WSBK-TV (Boston) in March of 1995. NWCG had expected the conversion to Fox to result in an initial decline in revenues. The decrease in revenue for NW Television's six original stations reflects a temporary reduction of revenue due to the conversion to Fox, a softening of national and local revenues in the third and fourth quarters of 1995 and higher revenues in 1994, a year with significant political revenue and in which the majority of the stations broadcast the 1994 Winter Olympics. Production and distribution revenue increased $133.5 or greater than 100% primarily due to increases in domestic syndication, network and foreign syndication revenues, production activity and the continued exploitation of NWCG's library.

         Direct costs for 1995 and 1994 relates to the youth entertainment segment ($538.3 and $275.3, respectively) and to the broadcasting and production and distribution segments ($362.1 and $234.1, respectively). The youth entertainment segment's direct costs as a percentage of sales was 65% in 1995 and 53% in 1994. The increase in direct costs as a percentage of net revenues reflects Marvel's increased provisions for returns and product obsolescence for the trading card business. Excluding the results of the trading card operation for 1995 and 1994, the operating results of Marvel's other businesses generated direct costs as a percentage of net revenues of 42%. Marvel believes that the actions taken in the trading card and publishing operations will position Marvel for lower direct costs as a percentage of net revenues in future consolidated results. Broadcasting direct costs increased by $31.8, due to the acquisition of the Argyle and CitiCasters stations, an increase in direct costs for NW Television's original six stations due to higher staffing levels to support the increase in locally produced programming partially offset by the sale of WSBK-TV (Boston) in March of 1995. Production and distribution direct costs increased due to substantially greater production activity in 1995 and higher overhead to support the production activity. Both of NWCG's business segments incurred operating expenses associated with NWCG's conversion of certain broadcast stations to the Fox network, which allows the broadcast stations to provide more locally-produced programming.

         Selling, general and administrative ("SG&A") expenses in 1995 increased by $147.5 to $402.0. The youth entertainment segment's SG&A expenses increased from $119.9 to $231.8. The increase of $111.9 was mainly attributable to the full year impact of children's sports and entertainment activity sticker collections, adhesives and the acquisition of SkyBox sports and entertainment trading cards in 1995, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel and the effects of the strategic actions taken by Marvel in its publishing business. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 28% in 1995 and 23% in 1994. This percentage increase was attributable to Marvel's increased return provisions for the trading card business which decreased net revenues, higher SG&A expense as a percentage of net revenues for the publishing operation, in part due to the distribution of comic books through Heroes World, and other factors. Marvel believes that the actions taken in the trading card and publishing operations will position Marvel for a lower percentage in future consolidated results. The broadcasting and production and distribution segments' SG&A expenses were $136.1 and $105.5 in 1995 and 1994, respectively. The increase in broadcasting SG&A expenses was primarily due to the acquisition of the Argyle and CitiCasters stations, an increase in expenses for NW Television's original six stations due to higher staffing levels to support the increase in locally produced programming and increased promotional and advertising activities partially offset by the sale of WSBK-TV (Boston) in March of 1995. The increase in the production and distribution SG&A expenses primarily reflects the start-up of the sales and marketing firm in May of 1994 and higher overhead to support the substantially greater production activity in 1995. Both of NWCG's business segments incurred operating expenses associated NWCG's conversion of certain broadcast stations to the Fox network, which allows the broadcast stations to provide more locally-produced programming. Also included in SG&A expenses are $34.1 and $29.1 of corporate overhead expenses in 1995 and 1994, respectively. The increase was primarily due to an increase in compensation expense.

         During the fourth quarter of 1995, Marvel recorded a $25.0 restructuring charge, which primarily represents the costs related to the consolidation and closure of facilities, severance related to terminated employees and other costs associated with its publishing, trading card and confectionery businesses.

          Amortization of goodwill and intangibles increased to $68.3 in 1995 from $46.1 in 1994 primarily due to the acquisition of Panini, SkyBox, broadcast television stations and the consolidation of Toy Biz.

         Interest expense increased to $304.9 in 1995 from $206.4 in 1994 primarily due to the issuance in 1994 of notes by Marvel Holdings III Inc. ("Holdings III") and NWCG Holdings Inc. ("NWCG Holdings"), borrowings under the bank credit agreement of Marvel IV Holdings Inc. ("Marvel IV"), borrowings used for the acquisitions of Panini, SkyBox, broadcast television stations and to fund increased production activity.

         Interest and net investment income increased to $45.8 in 1995 from $19.3 in 1994 primarily due to an increase in interest income on loans to affiliates.

         Amortization of debt issuance costs and other increased from 1994 to 1995 primarily due to amortization of financing costs related to increased borrowings.

         The Company recorded a net gain of $48.0 in 1995 which was primarily due to the sale of the Boston Station and the Toy Biz IPO. The Company recorded a gain of $86.8 in 1994 in connection with the sale by NWCG of 16,318,811 shares of common stock in a rights offering and the sale of the NWCG Series B Preferred Stock to Fox.

         The provision for income taxes was $40.2 and $28.0 in 1995 and 1994, respectively. The 1995 and 1994 federal income tax provisions relate primarily to the earnings of subsidiaries which file separate tax returns. NWCG's income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of WSBK. The liability associated with these taxes will be offset by utilization of NW Television's pre-bankruptcy plan effective date net operating losses. The utilization has been reflected as a reduction of excess reorganization value. As a result of Marvel's losses, Marvel will be filing for an income tax refund of approximately $25.0 and expects to receive this refund during the second half of 1996. During the second quarter of 1994, Andrews' ownership of Marvel was reduced below 80% resulting in a deconsolidation for tax purposes. The Company has not recorded a benefit for its separate company loss for the period subsequent to deconsolidation. During 1995, Marvel recorded a federal tax benefit which is partially offset against a federal tax provision recorded at Toy Biz. The 1995 and 1994 provisions for income taxes also includes state and foreign income taxes of Marvel and NWCG.

         The minority interest in loss (income) of subsidiaries represents the minority shareholders' interest in the net income (loss) of Marvel, Toy Biz since the Toy Biz IPO and NWCG.

         Equity in net income of investees represents Marvel's interest in Toy Biz prior to the Toy Biz IPO, NWCG's 37.5% interest in Guthy-Renker and NWCG's portion of Genesis' net loss prior to the acquisition of the remaining 50% of Genesis.

       The Company recorded a $3.3 extraordinary loss, net of taxes of $2.1, which represents a write-off of deferred financing costs associated with the term loan portion of Marvel's Amended and Restated Credit Agreement.

Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

         The Company's net revenues in 1994 were $911.7 compared with $665.7 in 1993. Revenues in 1994 include $514.8 from the Company's youth entertainment segment and $396.9 from the Company's broadcasting and production and distribution segments. Revenues in 1993 include $419.3 from the Company's youth entertainment segment and $246.4 from the Company's broadcasting and production and distribution segments.

         The increase in youth entertainment revenues reflects an $82.5 increase in picture card and sticker revenues, an increase of $20.2 from licensing revenues and an increase of $28.2 from other product revenues, partially offset by a $35.4 decrease in net publishing revenues. Net revenues from picture cards and stickers were $282.6 and $200.1 in the 1994 and 1993 periods, respectively. The increase in picture card and sticker revenues was attributable to the addition of entertainment picture card commencing January 1, 1994, and the addition of sports and entertainment children's activity sticker collections commencing September 1, 1994, which more than offset a significant decrease in sports picture cards net revenues as a result of the contraction in the sports picture card market as well as the ongoing baseball strike and shortened hockey season. The increase in licensing revenues principally reflects the recognition of non-refundable minimum guarantees pursuant to an increased number of products and merchandising licensing agreements entered into during the year. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period. The significant decrease in net publishing was mainly attributable to lower net unit volume due to lower speculative purchases, partially offset by Marvel's European publishing operation as well as the addition of Malibu and Marvel Family Publishing.

         Net revenue in the broadcasting and production and distribution segments increased $150.5 or 61.1% in 1994 over 1993. The increase in television broadcasting revenue of $137.2 results primarily from the inclusion of NWTV for the full 1994 period and the inclusion of NW Acquisition since September 1994. Production and distribution revenue increased $13.3 or 16.3% primarily due to increases in foreign syndication revenues.

         Direct costs for 1994 and 1993 relates to the youth entertainment segment ($275.3 and $218.6, respectively) and to the broadcasting and production and distribution segments ($234.1 and $162.8, respectively). The youth entertainment segment's direct costs as a percentage of sales was 53% in 1994 and 52% in 1993. Direct costs as a percentage of net revenues reflects the higher direct costs as a percentage of net revenues for publishing and sports picture cards, partially offset by lower direct costs as a percentage of net revenues from entertainment picture cards and increased licensing revenues. Direct costs for the broadcasting segment increased primarily due to the inclusion of NWTV for the full 1994 year and the inclusion of NW Acquisition since September 1994. The increase in direct costs for the production and distribution segments reflects increased production activity in 1994 and the increase in overhead costs in contemplation of greater activity in 1995. Production and distribution operating expenses include film cost amortization and writedowns of film costs to reflect management's plans for programming. Both of NWCG's business segments experienced expenses associated with NWCG's conversion of certain broadcast Stations to the Fox network, which allows the broadcast stations to provide more locally-produced programming.

         Selling, general and administrative ("SG&A") expenses in 1994 increased by $108.7 to $254.5. The youth entertainment segment's SG&A expenses increased from $87.7 to $119.9. The increase of $32.2 was mainly attributable to the addition of the entertainment picture cards business commencing January 1, 1994, the addition of sports and entertainment children's activity sticker collections and adhesives and increased corporate overhead to support the expansion of Marvel. As a percentage of net revenues, the youth entertainment segment's SG&A expenses were approximately 23% in 1994 and 21% in 1993. The broadcasting and production and distribution segments' SG&A expenses were $105.5 and $47.6 in 1994 and 1993, respectively. The increase in the broadcasting segment primarily reflects the inclusion of NWTV for the full 1994 period and the inclusion of NW Acquisition since September 1994. The increase in the production and distribution segment primarily reflects increased SG&A expenses to support increased production activity in 1994, the start-up of the sales and marketing operation and the increase in overhead costs in contemplation of greater activity in 1995. Both of NWCG's business segments experienced expenses associated NWCG's conversion of certain broadcast stations to the Fox network, which allows the broadcast stations to provide more locally-produced programming. Also included in SG&A expenses are $29.1 and $10.5 of corporate overhead expenses in 1994 and 1993, respectively. The increase is mainly due to the inclusion of NWTV for the full 1994 year, the inclusion of NW Acquisition since September 1994, and increased headquarters costs, management fees, and professional fees. Included in 1994 corporate expenses are $6.5 in settlement costs and other expenses related to an NWCG shareholder class action lawsuit (See Item 3, Legal Proceedings).

          Amortization of goodwill and intangibles increased to $46.1 in 1994 from $30.1 in 1993 primarily due to the inclusion of NWTV for the full 1994 period, the inclusion of NW Acquisition since September 1994, the amortization of goodwill in connection with the purchase of shares of Marvel common stock in 1993 and 1994 and amortization of goodwill in connection with the acquisition of Panini.

         Interest expense increased to $206.4 in 1994 from $125.1 in 1993 primarily due to interest expense on the notes issued in 1993 and 1994 by Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc., ("Parent Holdings"), Holdings III, and NWCG Holdings, the inclusion of NWTV for the full 1994 period, borrowings under the bank credit agreement of Marvel IV and the increased borrowings associated with the Panini Acquisition partially offset by a reduction in NW Entertainment's debt levels and a reduction in loans from affiliates.

         The gain on the sale of interest in NWCG represents the excess of the Company's carrying value of NWCG over the Company's historical book value primarily as a result of NWCG's issuance of convertible preferred stock and, in the first quarter of 1994, the NWCG Offering.

         The provision for income taxes was $28.0 and $22.3 in 1994 and 1993, respectively. The 1994 federal income tax provision relates primarily to the earnings of subsidiaries which file separate tax returns. During the second quarter of 1994, Andrews Group's ownership of Marvel was reduced below 80% resulting in a deconsolidation for tax purposes. The Company has not recorded a benefit for its separate company loss for the period subsequent to deconsolidation. In addition, no provision was recorded on the gain on the sale of the interest in NWCG as the deferred tax liability was offset by a previously unrecorded deferred tax asset related to the excess of tax bases over book bases in the Company's investment in NWCG. The 1994 provision for income taxes also includes state and foreign income taxes of Marvel and NWCG. The provision for income taxes in 1993 related primarily to federal income taxes of Marvel for the period prior to the Tender Offer, federal income taxes of NWTV, state and local taxes of Marvel and NWTV as well as, foreign income taxes of NW Entertainment and Marvel.

         The minority interest in loss (income) of subsidiaries represents the minority shareholders' interest in the net (loss) income of Marvel and NWCG.

         Equity in net income of investees represents Marvel's interest in Toy Biz, NWCG's 37.5% interest in Guthy-Renker and NWCG's portion of Genesis' net loss prior to the acquisition of the remaining 50% of Genesis.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For a description of outstanding indebtedness, see Note 9 to the Consolidated Financial Statements.

(a)      Marvel

         Marvel's capital expenditures, including product development and package design costs, were $42.5, $4.2 and $3.1 for the years ended December 31, 1995, 1994 and 1993, respectively. The significant increase in 1995 was primarily attributable to the expansion of Panini's adhesives facility, which was financed principally through a non-recourse loan in the local currency of that business, and the consolidation of Toy Biz. Capital expenditures, including product development and package design costs are projected to approximate $30.0 for the year ending December 31, 1996, primarily related to Toy Biz.

         Marvel's cash flows from operating activities will be affected in 1996 from the payment of accruals established as part of the $25.0 restructuring charge, as more fully described in Note 18 to Consolidated Financial Statements. The charge of approximately $70.0 to increase reserves in the trading card operation in the fourth quarter, similar to the charge of approximately $40.0 to increase reserves in the second quarter, in large part reflected allowances against assets or accruals which will be satisfied other than through future cash disbursements.

         In April 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "U.S. Term Loan Agreement"). Marvel borrowed $350.0 under the U.S. Term Loan Agreement to finance the SkyBox Acquisition, refinance the term loan portion of Marvel's Amended and Restated Credit Agreement dated as of

August 30, 1994, as amended, and for general corporate purposes. Borrowings under the U.S. Term Loan Agreement are repayable in six semi-annual installments beginning August 31, 1999.

         Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Fleer, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2 1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance. The interest rate on Eurodollar Rate Loans at March 4, 1996, was approximately 7 13/16% to 8 1/8%, depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 5/8 of 1% to 2%, in each case depending on the Company's financial performance. The interest rate on Eurodollar Rate Loans, at March 4, 1996 was approximately 7 5/16% to 7 13/16% per annum, depending upon the length of the relevant interest period. The proceeds of loans incurred under the revolving credit portion of the Amended and Restated Credit Agreement may be used for general corporate purposes of Marvel and for investments within an aggregate limit. Portions of the Amended and Restated Credit Agreement will mature on September 1, 1999, 2000 and 2001.

         On August 30, 1994, Marvel, Marvel Italia (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0, based on exchange rates in effect on the date of acquisition) (the "Term Loan Facility"). Marvel Italia borrowed Italian Lire 244.5 billion under the Term Loan Agreement, and Marvel borrowed additional funds under its Amended and Restated Credit Agreement to finance the purchase of Panini and to pay certain fees and expenses related to the acquisition.

         On September 30, 1994, Marvel paid Italian Lire 15.0 billion (approximately $9.4, based on exchange rates in effect on September 30, 1994) as a voluntary reduction of the principal balance under the Term Loan Agreement. In addition, during 1995 Marvel paid Italian Lire 8.2 billion (approximately $5.0) due under the Term Loan Facility and, on February 28, 1996 Marvel paid Italian Lire 4.1 billion (approximately $2.5) due. The remaining amount outstanding under the Term Loan Facility is repayable in 11 increasing semi-annual installments, with the next payment of Italian Lire 4.1 billion due August 31, 1996.

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans, 5/8 of 1% to 2%, to be determined based on Marvel's financial performance and (b) with respect to Negotiated Rate Loans, 1%. The interest rate on Eurocurrency Rate Loans at March 4, 1996, was approximately 12 1/16%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement and the Term Loan Agreement include various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financings of this type, including a change of ownership covenant of more than 25% of the voting shares of Marvel. Mandatory prepayments are required to be made out of net proceeds from sales of assets by Marvel, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

         During March 1996, Marvel amended its credit agreements with its lenders providing for, among other things, an additional $25.0 revolving credit facility which will expire on December 31, 1996. This revolving credit facility is pari passu to the loans extended by the banks pursuant to Marvel's existing loan agreements.
Marvel also secured all of its bank loans with the domestic assets of Marvel.

         At March 4, 1996, Marvel's outstanding bank indebtedness was $585.8.

         At March 2, 1996, an aggregate of 78.0 million shares, or 76.7%, of common stock of Marvel were pledged to secure indebtedness or letters of credit of subsidiaries of Mafco Holdings, including Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings Inc. In addition, 2.9 million shares of Marvel common stock are subject to a negative pledge under the terms of the Marvel Holdings Notes Indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

         On March 2, 1995, Toy Biz completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18.00 per share. Avi Arad, a principal stockholder of Toy Biz, also sold 700,000 shares of class A common stock owned by him in the Toy Biz IPO. The net proceeds of approximately $44.1 to Toy Biz, after deducting commissions and offering expenses, were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6%, and its voting control increased to approximately 85.3%.

         In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility.

Borrowings under the Toy Biz credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The Toy Biz credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

         The Toy Biz credit facility, as amended, contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The Toy Biz credit facility also requires an annual reduction commencing January 1, 1996 of outstanding borrowings to zero for a period of 45 consecutive days commencing during the first six months of the calendar year. In addition, the Toy Biz credit facility requires that (a) Marvel continue to control a majority of the voting power of Toy Biz and (b) the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and the Company remain in effect.

         A subsidiary of Marvel entered into a joint venture with a third party to operate Marvel themed restaurants. Marvel has committed to provide up to $36.0 to the joint venture to fund the restaurants over the next three years.

         Marvel anticipates that borrowings under its various credit agreements will be paid from internally generated funds of Marvel or from other sources, which may include the sale of debt securities of Marvel. Management also anticipates that internally generated funds, as well as proceeds from borrowings under the Amended and Restated Credit Agreement and the Toy Biz credit facility or any amendment thereto, will be sufficient to meet working capital and capital expenditure requirements.

(b)      NWCG

         At December 31, 1995, NWCG had total debt outstanding of approximately $1,008.5 of which approximately $32.1 is due in 1996. As of December 31, 1995, NWCG had limited additional borrowing capacity under its borrowing facilities. Although the current borrowing and capital level is adequate to meet NWCG's current operational needs, significant expansion of its broadcasting or production segments will require additional funding.

         To service the currently outstanding debt, NWCG plans to utilize broadcasting and production operating cash flow. NWCG believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of NWCG, including debt service prior to final maturity. In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, NWCG will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. NWCG currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly, through additional equity or debt financings or additional bank credit arrangements. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable NWCG to continue to satisfy NWCG's capital requirements or that they would be permitted by the terms of existing or future debt agreements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, NWCG's liquidity would be severely adversely affected.

         In the first quarter of 1996, approximately $16.7 of debt was liquidated through the dissolution of the trust which held the assets of WGHP-TV (Greensboro-Highpoint) and WBRC-TV (Birmingham).

         NWCG's capital budget for 1996 of approximately $30 will be used primarily in the broadcasting segment to support the news gathering and reporting operations.

(c)      Corporate and other subsidiaries

         On December 15, 1995, Marvel IV entered into an amended and restated credit agreement (the "Second Amended Marvel IV Credit Agreement") which provides for a $305.0 term loan facility and $125.0 revolving credit facility. The revolving credit facility matures on September 1, 1997. The term loan facility matures on September 1, 1997 with scheduled quarterly payments of $10.0 from March 1, 1996 through and including June 1, 1997 and a final payment of $245.0 on September 1, 1997. Borrowings outstanding under the Second Amended Marvel IV Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.25%-3.00% or (ii) the Eurodollar Rate (as defined) plus a margin of 4.00-5.50%. The margin varies based upon the sum of the aggregate amount of outstanding borrowings plus the aggregate unused commitments. Marvel IV's obligations are guaranteed by certain affiliates of the Company and the Second Amended Marvel IV Credit Agreement contains customary affirmative and negative covenants and events of default. As of December 31, 1995, Marvel IV borrowed $305.0 and $68.0 under the term and revolving credit facilities, respectively. Borrowings outstanding as of December 31, 1995 bore interest at a rate of 11.3%.

         The Company anticipates that collections of loans to affiliates and borrowings from affiliates will be used to repay a substantial portion of the borrowings under the Second Amended Marvel IV Credit Agreement (including the scheduled maturities due in 1996).

         Holdings III is a holding company with no business operations or sources of income of its own. Holdings III does not expect that distributions, if any, from Parent Holdings will be sufficient to pay interest on the 9 1/8% Senior Secured Notes due 1998 ("Holdings III Notes") or the principal amount of the Holdings III Notes at maturity or, upon the occurrence of an event of default, to redeem the Holdings III Notes or to repurchase the Holdings III Notes upon a change of control or a tax deconsolidation event. Among other things, Holdings III's ability to participate in any dividends or distributions by Marvel will be limited to its approximately 79% indirect ownership interest in the outstanding shares of Marvel common stock. Marvel's credit facilities, the Marvel Holdings indenture and the Parent Holdings indenture restrict the ability of Marvel, Marvel Holdings and Parent Holdings to pay dividends and other distributions. Moreover, Holdings III currently expects that all of the earnings and cash flow of Marvel will be retained for use in Marvel's business, including repayment of Marvel's indebtedness.

         Through 1995 Holdings III's principal source of cash to pay interest on the Holdings III Notes was payments from Marvel under a tax sharing agreement. During 1995 and through March 28, 1996, Holdings III received $6.5 of capital contributions to pay interest on the Holdings III Notes. Holdings

III expects to receive additional capital contributions to pay the remaining interest for 1996 on the Holdings III Notes.

         Holdings III currently anticipates that in order to pay the principal amount of the Holdings III Notes at maturity, to redeem the Holdings III Notes or to repurchase the Holdings III Notes upon a change of control or a tax deconsolidation event, Holdings III will be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or equity securities of Parent Holdings or seeking capital contributions or loans from Mafco Holdings or other affiliates. None of the affiliates of Holdings III are required to make any capital contributions or other payments to Holdings III with respect to Holdings III's obligations (including interest payments) on the Holdings III Notes, and, except for the non-recourse guaranty of Parent Holdings the obligations of Holdings III with respect to the Holdings III Notes are not guaranteed by any affiliate of Holdings III or any other person. There can be no assurance that any of such actions could be effected on satisfactory terms, that any of the foregoing actions would enable Holdings III to make any of the foregoing payments on the Holdings III Notes or that any of such actions would be permitted by the terms of the indenture for the Holdings III Notes, the Marvel Holdings indenture, the Parent Holdings indenture, Marvel's credit facilities or the debt instruments of the subsidiaries of Holdings III then in effect.

         Parent Holdings is a holding company with no business operations or source of income of its own. In order for Parent Holdings to pay the 11 7/8% Senior Secured Discount Notes due 1998 ("Parent Notes") at maturity or otherwise, it will be required to adopt one or more alternatives, such as borrowings funds, selling its equity securities or equity securities of Marvel, or seeking capital contributions or loans from Mafco Holdings or other affiliates. There can be no assurance that any of such actions could be effected on satisfactory terms, that any of the foregoing actions would enable Parent Holdings to make any of the foregoing payments on the Parent Notes or that any of such actions would be permitted by the terms of the indenture, Marvel's credit facilities or the debt instruments of the subsidiaries of Parent Holdings then in effect.

         Marvel Holdings is a holding company with no business operations or source of income of its own. In order for Marvel Holdings to be able to pay the 11 1/4% Senior Secured Discount Notes due 1998 ("Marvel Holdings Notes") at maturity or otherwise, it will be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or equity securities of Marvel, or seeking capital contributions or loans from Mafco Holdings or other affiliates. There can be no assurance that any of such actions could be effected on satisfactory terms, that any of the foregoing actions would enable Marvel Holdings to make any of the foregoing payments on the Marvel Holdings Notes or that any of such actions would be permitted by the terms of the indenture, Marvel's credit facilities or the debt instruments of the subsidiaries of Marvel Holdings then in effect.

         NWCG Holdings is a holding company with no business operations or source of income of its own other than its interest in NWCG. NWCG Holdings ability to repay the 13.8% Senior Secured Discount Notes due 1999 ("NWCG Holdings Notes") at maturity will be dependent on the value of the NWCG stock securing such notes, and dividends and distributions, if any, related to such NWCG stock. NWCG or other affiliated entities are not required to declare dividends or make distributions to NWCG Holdings. NWCG Holdings currently anticipates that in order to make required payments under the NWCG Holdings Notes, NWCG Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling equity securities or seeking capital contributions or loans from Mafco Holdings or other affiliates. None of NWCG Holdings' affiliates will be required to make any such capital contributions or loans, and there can be no assurance that any of the foregoing alternatives could be effected on satisfactory terms or would be permitted by the terms of the NWCG Holdings Notes, other agreements or any future financing arrangements entered into by NWCG or its subsidiaries or NWCG Holdings' affiliates.

       During 1995 the Company's corporate cash requirements consisted primarily of debt service and administrative expenses. On July 1, 1996, Andrews' 12 3/4% Subordinated Debentures will mature. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At March 1, 1996, December 31, 1995 and December 31, 1994, Mafco Holdings and affiliates had outstanding advances to the Company of $310.7, $307.1 and $154.2, respectively. At December 31, 1994, Holdings III had advances of $8.3 to Mafco Holdings as permitted under the Holdings III indenture. Such advance was repaid in 1995. At March 1, 1996, December 31, 1995 and December 31, 1994, Marvel IV had advanced $498.0, $441.0 and $216.3 to Mafco Holdings and its subsidiaries representing the net proceeds from the borrowings under the Marvel IV Credit Agreement.

         At December 31, 1995 and 1994, $46.7 of the Company's indebtedness was guaranteed by M&F Holdings. The guarantees are subordinated obligations of M&F Holdings and are partially secured by assets of M&F Holdings.

(d)      Recent Pronouncements

         The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt Statement No. 121 in the first quarter of 1996 and management believes the effect of adoption will not be material to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index To Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The name, age, principal occupation for the last five years, selected biographical information and the period of previous service as a director of Andrews as to each such director are set forth below as of the latest practicable date.


Name                                Age     Principal Occupations
- ----                                ---     ---------------------
Ronald O. Perelman                  53      Mr. Perelman has been Chairman of the Board and Chief Executive
                                            Officer of MacAndrews & Forbes Holdings Inc. ("M&F Holdings") for
                                            more than the past five years. Mr. Perelman also is Chairman of the
                                            Board of Consolidated Cigar Corporation ("Consolidated Cigar"), First
                                            Nationwide  Bank, A Federal  Savings Bank ("First  Nationwide"),  Mafco
                                            Consolidated Group Inc. ("Mafco  Consolidated"),  Mafco Worldwide
                                            Corporation ("Mafco Worldwide"), Marvel Entertainment Group, Inc.
                                            ("Marvel"),  Meridian Sports Incorporated ("Meridian"), New World
                                            Communications Group Incorporated  ("NWCG"), New World Television
                                            Incorporated ("New World Television"), Power Control Technologies
                                            Inc. ("PCT") and Toy Biz, Inc. ("Toy Biz"), and is the Chairman of
                                            the  Executive  Committee  of the Board of  Directors  of Revlon,  Inc.
                                            ("Revlon")  and Revlon  Consumer  Products  Corporation  ("Revlon
                                            Products").  Mr.  Perelman is a director of the following  corporations which file reports pursuant to the Securities Exchange Act of 1934:
                                            The  Coleman   Company,   Inc.,   Coleman   Holdings   Inc.   ("Coleman
                                            Holdings"),  Coleman Worldwide Corporation ("Coleman  Worldwide"),
                                            Consolidated  Cigar,  First Nationwide Bank, First Nationwide  Holdings
                                            Inc. ("First Nationwide  Holdings"),  Mafco  Consolidated,  Mafco
                                            Worldwide,  Marvel,  Marvel Holdings Inc. ("Marvel  Holdings"),  Marvel
                                            (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc.
                                            ("Marvel III"), Meridian, NWCG, NWCG Holdings Corporation ("NWCG
                                            Holdings"), New World Television, Revlon, Revlon Products, Revlon
                                            Worldwide Corporation, and Toy Biz.

Donald G. Drapkin                   48      Mr. Drapkin has been Vice Chairman and a Director of M&F Holdings and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of  Skadden,  Arps,  Slate,  Meagher  & Flom for more than five years prior to March 1987. He is a Director of each of Coleman,
                                            Coleman Holdings,  Coleman Worldwide,  Revlon, Revlon Products,  Revlon


                                      48






                                            Worldwide, Marvel, Marvel Holdings, Marvel III, Marvel Parent, Toy
                                            Biz,  The  Claridge  Hotel  and  Casino  Corporation  and VIMRx
                                            Pharmaceuticals, Inc.

Howard Gittis                       62      Mr. Gittis has been Vice Chairman and Director of M&F Holdings and various of its  affiliates  since  1985.  He is a  Director  of each of
                                            Consolidated Cigar, First Nationwide,  First Nationwide Holdings,
                                            Jones Apparel Group, Inc., Mafco Consolidated, Mafco Worldwide, Loral
                                            Corporation,  NHL, NWCG,  NWTV, PCT, Revlon Products and Revlon
                                            Worldwide.

Bruce Slovin                        59      Mr. Slovin has been President and Director of M&F Holdings and various of its affiliates since 1980. He is a director of each of
                                            Coleman, Coleman Holdings, Coleman Worldwide, Continental Health
                                            Affiliates, Inc., Cantel Industries, Inc., Oak Hill Sportswear
                                            Corporation, Infu-Tech, Inc., Meridian and PCT.

EXECUTIVE OFFICERS

         The following table sets forth the name, age, position with Andrews and selected biographical information for each of the executive officers of Andrews as of the latest practicable date.

Name                             Age            Position
- ----                             ---            --------

Ronald O. Perelman                53      Chairman of the Board
Donald G. Drapkin                 48      Vice Chairman
Howard Gittis                     62      Vice Chairman
Bruce Slovin                      59      Vice Chairman

William C. Bevins, Jr.            49      President and Chief Executive Officer

         Mr. Bevins was elected President and Chief Executive Officer in November 1988 and has been Executive Vice President of Mafco Holdings since November 1988; Chief Executive Officer of Marvel since 1991 and NWCG since its formation in 1993; Director and Chief Financial & Administrative Officer of Turner Broadcasting System, Inc. for more than five years prior to 1988.

Arthur H. Bilger                  43      Executive Vice President and
                                          Chief Operating Officer

         Mr. Bilger has been Executive Vice President and Chief Operating Officer since 1994. Mr. Bilger is also President and Chief Operating Officer of NWCG. Mr. Bilger is a retired partner of Apollo Advisors, L.P., which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Bilger was Vice President and Director of Apollo Capital Management and Lion Capital Management from 1990 through 1994. Previous to this, Mr. Bilger was Director, Executive Vice President and co-head of corporate finance at Drexel Burnham Lambert Incorporated.

Terry C. Bridges                  52      Executive Vice President and
                                          Chief Administrative Officer

         Mr. Bridges has been Executive Vice President and Chief
Administrative Officer since 1993. Mr. Bridges is also Executive Vice President and Chief Administrative Officer of NWCG. Prior to joining Andrews in 1993, Mr. Bridges was a partner in the law firm of Troutman Sanders in Atlanta, Georgia for more than the previous five years.

Joseph P. Page                    42      Executive Vice President and
                                          Chief Financial Officer

         Mr. Page has been Executive Vice President and Chief Financial Officer since 1994. Mr. Page is also Executive Vice President and Chief Financial Officer of NWCG. Prior to joining Andrews in 1994, Mr. Page was a partner in the accounting firm of Price Waterhouse for more than the previous five years.

Paul E. Shapiro                   55      Executive Vice President

         Mr. Shapiro has been Executive Vice President of the Company since 1994. Mr. Shapiro is also Executive Vice President and General Counsel of Marvel. He was a shareholder in the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental from 1991 to 1993 and is currently of Counsel to that firm. Prior to 1991, Mr. Shapiro was a shareholder in the law firm of Shapiro & Bregman, P.A. Mr. Shapiro is also a director of Toll Brothers, Inc.

Michael H. Diamond                50      Executive Vice President

         Mr. Diamond has been Executive Vice President of Andrews Group since 1994 and prior to 1994, Mr. Diamond was a partner in the law firm of Skadden, Arps, Slate, Meagher and Flom for more than the previous five years.

Laurence Winoker                  39      Vice President and Controller

         Mr. Winoker was elected Vice President and Controller in September 1992. He has been Vice President and Controller of Mafco Holdings and various of its affiliates since that date. He was Assistant Vice President and Assistant Controller of Mafco Holdings and various affiliates for more than five years prior to September 1992.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company and the Company's subsidiaries to the Company's Chief Executive Officer and the Company's executive officers. Certain officers of the Company received long-term compensation awards from NWCG. Information required by this Item 11 as it relates to NWCG is incorporated by reference from the definitive proxy statement for the 1996 annual meeting of NWCG shareholders, which is required to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported on.

NAME AND                                                                               OTHER
PRINCIPAL                                                                              ANNUAL
POSITION                        YEAR            SALARY($)           BONUS($)        COMPENSATION($)
- --------                        ----            ---------           --------        ---------------
William C. Bevins, Jr.          1995            2,000,000          2,000,000          3,596,273 (a)
                                1994            2,000,000          2,000,000            815,474 (b)
                                1993            2,000,000          3,000,000             21,751

Arthur H. Bilger                1995            1,000,000            500,000            117,080 (d)
                                1994               45,513 (c)              -                  -

Terry C. Bridges                1995              677,083            200,000             48,732
                                1994              620,833            250,000             44,687
                                1993              250,000 (c)         50,000             12,537

Joseph P. Page                  1995              550,000            250,000             27,424
                                1994              500,000            200,000             15,147

Paul E. Shapiro                 1995              600,000            150,000            106,624 (e)
                                1994              600,000            150,000            104,896 (e)

(a) Includes $3,378,870 related to a Company property transferred to Mr. Bevins, $169,200 of airplane allowances, $32,746 of automobile allowances, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(b) Includes $700,000 of housing and expense allowances, $39,037 of automobile allowances, $62,550 of airplane allowances, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(c)  Reflects compensation since the date of commencement of employment.

(d) Reflects $59,580 of airplane allowances and $57,500 of housing allowances.

(e)  Includes $100,000 of housing allowances.

         Mr. Bevins has an agreement with Andrews effective January 1, 1993 whereby Mr. Bevins is employed as President and Chief Executive Officer of Andrews Group. The term of the employment agreement was originally for three years and has been extended by the mutual agreement of the parties through December 31, 1998. The employment agreement provides for the payment to Mr. Bevins of a base salary of $2,000,000 per annum and additional bonus compensation, if any, as may be awarded to him in the sole discretion of the Board of Directors.

         Mr. Bilger has an agreement with Andrews effective December 15, 1994 whereby Mr. Bilger is employed as Executive Vice President and Chief Operating Officer of Andrews. Mr. Bilger also has an agreement with NWCG effective December 15, 1994 whereby Mr. Bilger is employed as President and Chief Operating Officer of NWCG. The terms of the employment agreements are for three years. The employment agreement with NWCG provides for the payment to Mr. Bilger of a base salary of $1,000,000 per annum through the end of the term. The agreement also provides for an annual bonus to be determined at the sole discretion of the Board of Directors.

         Mr. Bridges has an agreement with Andrews effective August 1, 1993 whereby Mr. Bridges is employed as Executive Vice President and Chief Administrative Officer of Andrews. The term of this agreement, as renewed and extended by agreement dated as of January 1, 1996, extends until December 31, 1998. The employment agreement provides for the payment to Mr. Bridges of an initial base salary of $600,000 which increases by $50,000 annually on each August 1 (through August 1, 1997) of the term. The agreement also provides for an annual bonus to be determined at the sole discretion of the Board of Directors.

         Mr. Page has an agreement with Andrews effective November 15, 1993 whereby Mr. Page is employed as Executive Vice President and Chief Financial Officer of Andrews. The term of this agreement, as renewed and extended by agreement dated as of January 1, 1996, extends until December 31, 1998. The employment agreement provides for the payment to Mr. Page of an initial base salary of $500,000 which increases commencing January 1, 1994 by $50,000 annually on each subsequent January 1 of the term. The agreement also provides for an annual bonus to be determined at the sole discretion of the Board of Directors.

         Mr. Shapiro has an agreement with Andrews effective October 28, 1993 whereby Mr. Shapiro is employed as Executive Vice President of Andrews. Mr. Shapiro also serves as Executive Vice President and General Counsel of Marvel. The term of the agreement is three years. The employment agreement provides for the payment to Mr. Shapiro of a base salary of $600,000 per annum through the end of the term and may be adjusted upward at the sole discretion of the Board of Directors. The agreement also provides for an annual bonus to be determined at the sole discretion of the Board of Directors not to be less than $150,000 per annum. Mr. Shapiro also receives a $100,000 per annum living expense.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of shares of common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares, by each director and by all officers and directors as a group as of March 15, 1996.

   Beneficial Owner           Shares Beneficially Owned        Percent of Class
   ----------------           -------------------------        ----------------

   Ronald O. Perelman                 1,000 (1)                     100%

- -----------
(1) All of such Shares are beneficially owned by M&F Holdings and, in turn, by Mafco Holdings, of which Mr. Perelman is the sole stockholder.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (DOLLARS IN
               MILLIONS)

         "Other assets" at December 31, 1995 and 1994 includes $2.9 debt securities issued by a subsidiary of Mafco Holdings that were purchased in the open market.

         The Company has depended upon advances and/or capital contributions from M&F Holdings and its affiliates to meet its cash needs. At March 1, 1996, December 31, 1995 and December 31, 1994, such outstanding advances to the Company and its subsidiaries were $310.7, $307.1 and $154.2, respectively.

                  At March 2, 1996, an aggregate of 78.0 million shares, or 76.7%, of common stock of Marvel were pledged to secure indebtedness or letters of credit of subsidiaries of Mafco Holdings, including Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings Inc. In addition, 2.9 million shares are subject to a negative pledge under the terms of the Marvel Holdings Notes Indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness. At December 31, 1995 and 1994, $46.7 of the Company's indebtedness was guaranteed by a subsidiary of Mafco Holdings. The guarantees are subordinated obligations of such subsidiary and are partially secured by its assets.

         At December 31, 1994, Holdings III had advances of $8.3 to Mafco Holdings as permitted under the Holdings III indenture. Such advance was repaid in 1995. At March 1, 1996, December 31, 1995 and December 31, 1994, Marvel IV had advanced $498.0, $441.0 and $216.3 to Mafco Holdings and its subsidiaries representing the net proceeds from the borrowings under the Marvel IV Credit Agreement.

         Information required by this Item 13 as it relates to Andrews' principal operating subsidiaries, Marvel and NWCG, is incorporated by reference from the definitive proxy statements for the 1996 annual meetings of Marvel and NWCG shareholders, which are required to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported on.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8K

a)       1 and 2        Financial statements and financial statement schedules
                        ------------------------------------------------------

                        The Financial Statements and Financial Statements Schedules and Report of Independent Auditors included in this Report are indexed on page F-1.

         3.             Exhibits

         EXHIBIT        DESCRIPTION
         -------        -----------

         2.1 Agreement and Plan of Merger, dated as of July 24, 1992 among Fleer Corp., Marvel and M Acquisition Corp. filed as Exhibit (c)(1) to Registrant's Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on July 28, 1992, as amended (the "Fleer Schedule 14D-1") and incorporated herein by reference.

         2.2 Exchange Agreement, dated as of April 10, 1989, among Andrews Group Incorporated, Four Star Holdings Corp., Four Star Acquisition Corp. and Lawrence L. Kuppin, Harry Evans Sloan and Robert C. Rehme (the "New World Exchange Agreement") (incorporated herein by reference to Exhibit (c)(5) of the Tender Offer Statement on
                        Schedule 14D-1 of Andrews Group Incorporated, Four Star Holdings Corp., and Four Star Acquisition Corp. dated April 14, 1989 (the "New World Tender Offer"), as amended June 5, 1989 (incorporated herein by reference to Exhibit (c)(7) of Amendment No. 4 to the New World Tender Offer dated June 6, 1989).

         2.3 Stipulation Regarding Implementation of Settlement Agreement and Resolution of Investment Advisor's Claim, dated May 25, 1993 (incorporated by reference to Exhibit 2.6 of the NWTV Registration Statement on form S-1; No. 33-64546; relating to NWTV's 11% Secured Senior Notes due 2005. Series 1 (the "NWTV Registration Statement).

         2.4 Amendment to Agreement and Plan of Reorganization and merger, dated as of December 30, 1993 (incorporated by reference to Exhibit 2.11 of the NWTV Registration Statement).

         2.5 Agreement and Plan of Reorganization and Merger, dated as of November 23, 1993, by and among NWTV, Andrews Group, the Company and Merger Sub (the "Agreement and Plan of Reorganization and Merger") (incorporated by reference to Exhibit 2.11 of the Registration Statement on form S-1, No. 33-72738 of NWC (the "New World Registration Statement").

         2.6 Amendment to Agreement and Plan of Reorganization and Merger, dated as of February 9, 1994 (incorporated by reference to Exhibit 2.11B of the New World Registration Statement).

         2.7 Amendment to Agreement and Plan of Reorganization and Merger, dated as of February 10, 1994 (incorporated by reference to Exhibit 2.11C of the New World Registration Statement).

         3.1 Restated Certificate Of Incorporation of the Company as filed with the Delaware Secretary of State on August 16, 1990 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K")).

         3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-34829) filed with the SEC on May 11, 1990 (the "1990 S-4")).

         4.1 Form of Indenture between the Company and Security Pacific National Trust Company (New York), as Trustee, including the form of 10% Senior Subordinated Debentures due 1999 (incorporated herein by reference to the 1990 S-4).

         4.2 Indenture, dated as of July 1, 1986, between the Company and United States Trust Company of New York, as Trustee, including the form of 12-3/4% Debentures (incorporated herein by reference to Amendment No. 1 To Registration Statement on Form S-2 (No. 33-6205) filed by Registrant on July 2, 1986), as amended by First Supplemental Indenture, dated as of June 13, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988 10-K").

         4.3 Certificate Of Designations, Preferences And Relative Rights, Qualifications, Limitations And Restrictions Of The Series "A" Adjustable Rate Cumulative Preferred Stock Of Four Star Holdings Corp. (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 5, 1989), as amended (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 5, 1989).

         4.4 Senior Notes due 1999 of Four Star Holdings Corp. in the aggregate principal amount of $46,154,500 (incorporated herein by reference to the Company's Current Report on Form 8-K dated June 5, 1989).

         4.5 Indenture, dated as of November 1, 1985, between New World Pictures, Ltd. and European American Bank relating to 11% Subordinated Notes due November 1, 1995 (incorporated herein by reference to Registration Statement on Form S-1 (No. 2-99865) filed by New World Entertainment, Ltd.).

         4.6 Indenture, dated as of September 15, 1986, between New World Pictures, Ltd. and European American Bank, as Trustee, including the form of 12-1/4% Subordinated Sinking Fund Debentures due September 15, 1988 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-8568) filed by New World Entertainment, Ltd.).

         4.7 Indenture, dated as of May 25, 1993, by and between NWTV, as Issuer, and Continental Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the NWTV Registration Statement).

         4.8 Indenture, dated as of May 25, 1993, by and between NWTV, as Issuer, and NationsBank of Georgia, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the NWTV Registration Statement).

         4.9 Collateral Trust and Intercreditor Agreement, dated as of May 25, 1993, among NWTV, the Secured Party Representatives named therein, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.3 of the NWTV Registration Statement).

         4.10 NWTV Pledge and Security Agreement, dated as of May 25, 1993, by and between NWTV, as Pledgor, and Chemical Bank, as Collateral Trustee (incorporated by reference to Exhibit 4.4 of the NWTV Registration Statement).

         4.11 Stockholders Agreement, dated as of May 25, 1993, among NWTV, Andrews Group Incorporated, and the Initial Executing Stockholders listed therein (incorporated by reference to Exhibit 4.6 of the NWTV Registration Statement).

         4.12 Registration Rights Agreement, dated as of May 25, 1993, among NWTV, and the Stockholders, Warrantholders, and Debtholders listed on the Signature Pages thereto (incorporated by reference to Exhibit 4.7 of the NWTV Registration Statement).

         4.13 New Equity Stock Subscription Agreement, dated as of January 26, 1993, by and between NWTV and Andrews Group Incorporated, as amended January 29, 1993 and February 11, 1993 (incorporated by reference to
                        Exhibit 4.8 of the NWTV Registration Statement).

         4.14 Purchase Agreement, dated May 20, 1993, among NWTV, Andrews Group Incorporated for the limited purpose of acknowledging the agreement set forth in Section 2 thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.9 of the NWTV Registration Statement).

         4.15 Registration Agreement, dated May 20, 1993, by and between NWTV and Bear, Stearns & Co. Inc.
                        (incorporated by reference to Exhibit 4.10 of the NWTV Registration Statement).

         4.16 Form of Class A Warrant of NWTV (incorporated by reference to Exhibit 4.11 of the NWTV Registration Statement).

         4.17 Form of Class B Warrant of NWTV (incorporated by reference to Exhibit 4.12 of the NWTV Registration Statement).

         4.18 Form of Class A, Series 2 Warrants of NWCG (incorporated by reference to Exhibit 3.3 of the NWCG Form 8-K/A dated March 19, 1994.

         4.19 Fourth Amendment, dated as of May 12, 1994 to the Credit and Guarantee Agreement, dated as of September 17, 1992, as amended, among Marvel, Fleer, the financial institutions parties thereto and Chemical Bank, as administrative agent (incorporated by reference to Marvel's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

         4.20 Credit Agreement dated as of July 20, 1994 among Marvel IV Holdings Inc., the banks named therein and Citibank, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 ("the 1994 10Q")).

         4.21 Execution Copy of Borrower Security Agreement dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.22 Execution Copy of Borrower Parent Security Agreement dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.23 Execution Copy of Mafco Security Agreement dated as of July 27, 1994 (incorporated by reference to the 1994
                        10Q).

         4.24 Execution Copy of Four Star Pledge Agreement dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.25 Execution Copy of Andrews Pledge Agreement dated as of July 27, 1994 (incorporated by reference to the 1994
                        10Q).

         4.26 Execution Copy of M&F Pledge Agreement dated as of July 27, 1994 (incorporated by reference to the 1994
                        10Q).

         4.27 Execution Copy of Coleman Pledge Agreement dated as of July 27, 1994 (incorporated by reference to the 1994
                        10Q).

         4.28 Execution Copy of New Coleman Pledge Agreement dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.29 Execution Copy of Borrower Parent Guaranty dated as of July 27, 1994 (incorporated by reference to the 1994
                        10Q).

         4.30 Execution Copy of Mafco Guaranty dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.31 Execution Copy of Coleman Guaranty dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.32 Execution Copy of Equity Contribution Agreement dated as of July 27, 1994 (incorporated by reference to the 1994 10Q).

         4.33 Certificate of Incorporation and Amendments for Marvel IV Holdings Inc. (incorporated by reference to the 1994 10Q).

         4.34 Certificate of Incorporation and Amendments for Marvel V Holdings Inc. (incorporated by reference to the 1994
                        10Q).

         4.35 Certificate of Incorporation and Amendments for Coleman (Parent) Holdings Inc. (incorporated by reference to the 1994 10Q).

         4.36 A voting trust agreement, duly executed by Marvel IV Holdings Inc., Marvel V Holdings Inc., Citibank, N.A. and NationsBank, as voting trustee (incorporated by reference to the 1994 10Q).

         4.37 A voting trust agreement, duly executed by Marvel V Holdings Inc., Four Star Holdings Corp., Citibank, N.A. and NationsBank, as voting trustee (incorporated by reference to the 1994 10Q).

         4.38 A voting trust agreement, duly executed by Coleman (Parent) Holdings Inc., New Coleman Holdings , Inc., Citibank, N.A. and NationsBank, as voting trustee (incorporated by reference to the 1994 10Q).

         4.39 First Amendment dated as of March 10, 1995 to Credit Agreement dated as of July 20, 1994 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 (the "1995 10Q")).

         4.40 Amended and Restated Agreement dated as of June 29, 1995 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements (incorporated by reference to the 1995 10Q)

         4.41* Second Amended and Restated Credit Agreement dated as December 15, 1995 among Marvel IV Holdings Inc., the banks named therein and Citibank, N.A., as agents.

         4.42* First Amendment to the Second Amended and Restated Credit Agreement dated as of January 9, 1996.

         4.43* Second Amendment to the Second Amended and Restated Credit Agreement dated as of January 24, 1996.


         10.1 Reimbursement Agreement, dated as of June 5, 1989, between Four Star Holdings Corp. and Manufacturers Hanover Trust Company, as Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K")).

         10.2 Reimbursement Agreement, dated as of June 5, 1989, between New World Entertainment, Ltd. and
                        Manufacturers Hanover Trust Company, as Agent (incorporated herein by reference to the 1989 10-K).

         10.3 Agreement, dated as of June 5, 1989, between New World Entertainment, Ltd. et al. and Manufacturers Hanover Trust Company, pursuant to which Manufacturers Hanover Trust Company purchased the outstanding loan under the Amended And Restated Loan Agreement dated August 17, 1988 between General Electric Capital Corporation and New World Entertainment, Ltd. (incorporated herein by reference to the Current Report on Form 8-K dated September 17, 1988 filed by New World Entertainment, Ltd.).

         10.4 Credit and Guarantee Agreement, dated as of September 17, 1992, among Marvel Entertainment Group, Inc., Fleer Corp., the banks from time-to-time party thereto, the Co-Agents and Chemical Bank, as administrative agent (incorporated herein by reference to Exhibit 4.1 to Marvel's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Marvel 10-K").

         10.5 First Amendment and Consent Number 1, dated as of April 16, 1993 to the Credit and Guarantee Agreement, dated as of September 17, 1992, among the Marvel Entertainment Group, Inc., Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent incorporated by reference to Exhibit 4.2 to the 1992 Marvel 10-K.

         10.6 Second Amendment and Consent Number 2, dated as of April 30, 1993 to the Credit and Guarantee Agreement, dated as of September 17, 1992, among the Marvel Entertainment Group, Inc., Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent incorporated by reference to Exhibit 4.3 to the 1992 Marvel 10-K.

         10.7 Third Amendment, dated as of November 15, 1993 to the Credit and Guarantee Agreement, dated as of September 17, 1992, among the Marvel Entertainment Group, Inc., Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent.

         10.8 Credit Agreement, dated as of April 30, 1993, among Toy Biz., the financial institutions from time-to-time parties thereto and Chemical Bank, as

                        Administrative Agent, incorporated by reference to
                        exhibit 4.4 to the 1992 Marvel 10-K.

         10.9 Credit Agreement, dated as of April 25, 1990, among New World Entertainment, Ltd. and Manufacturers Hanover Trust Company, as agent (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (the "1990 10-K"), as amended by the First Amendment dated as of July 13, 1990, Second Amendment dated as of September 28, 1990, Third Amendment dated as of November 19, 1990, Fourth Amendment dated as of January 31, 1991, Waiver and Fifth Amendment dated as of March 31, 1991, Sixth Amendment dated as of April 26, 1991, Waiver and Seventh Amendment dated as of May 24, 1991, Waiver and Eighth Amendment dated as of September 30, 1991, Waiver and Ninth Amendment dated as of December 31, 1991 (incorporated herein by reference to the 1991 10-K) and Tenth Amendment dated as of November 30, 1992

         10.10 Secured Revolving Dual Currency Credit Agreement, dated December 20, 1990, among New World Entertainment, Ltd., Manufacturers Hanover Trust Company, Credit Lyonnais Bank Nederland N.V., NMB Postbank Groep N.V. and Credit du Nord (incorporated herein by reference to the 1990 10-K).

         10.11 Letter Agreement, dated June 11, 1990, between New World Entertainment, Ltd. and Turner Program Services, Inc. (incorporated herein by reference to the 1990 10-K).

         10.12 Agreement dated November 15, 1991 by and among TST Acquisition Corp., Sony Pictures Entertainment and New World Entertainment, Ltd. and certain of its subsidiaries (incorporated herein by reference to the 1991 10-K).

         10.13 Guarantee dated as of December 31, 1991 by New Marvel Holdings Inc. in favor of Manufacturers Hanover Trust Company, as amended by First Amendment dated as of February 20, 1992, with related Pledge Agreement dated as of December 31, 1991 by New Marvel Holdings Inc. in favor of Manufacturers Hanover Trust Company (incorporated herein by reference to the 1991 10-K).

         10.14          Guaranty dated as of March 4, 1992 by MS Pledge Corp.
                        Inc. in favor of Credit Suisse, with related Pledge Agreement dated as of March 4, 1992 by MS Pledge Corp. Inc. in favor of Credit Suisse (incorporated herein by reference to the 1991 10-K).

         10.15 Credit Agreement, dated as of August 28, 1992 by and among Marvel Entertainment Group, Inc., Chemical Bank, as administrative agent, and the Banks party thereto filed as Exhibit (b)(2) to the Fleer Schedule 14D-1 and incorporated herein by reference.

         10.16 Credit and Guarantee Agreement, dated as of September 17, 1992, among Marvel, Fleer Corp., the banks from time-to-time party thereto, the Co-Agents and Chemical Bank, as administrative agent (incorporated by reference to Exhibit 4.1 of the 1992 Marvel 10-K).

         10.17 Purchase Agreement dated November 20, 1986, between New World Pictures, Ltd. and Cadence Industries Corporation (incorporated by reference to Exhibit 10.1 to Marvel's Registration Statement on Form S-1 (No. 33-40574) filed May 14, 1991 ("Marvel's 1991
                        Registration Statement")).

         10.18 Acquisition Agreement dated as of November 4, 1988, between New World Pictures, Ltd. and Andrews Group Incorporated relating to Marvel Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to Marvel's 1991 Registration Statement).

         10.19 Distribution Agreement dated as of September 1, 1993, between Curtis Circulation Company and Marvel Entertainment Group, Inc. (incorporated by reference to Marvel's 1993 10-K).

         10.20 Form of Agreement dated as of January 1, 1991, between Eastern News Distributors, Inc. and Marvel Entertainment Group, Inc. (incorporated by reference to Exhibit 10.4 Marvel's 1991 Registration Statement).

         10.21 Marketing and Distribution Agreement dated November 1, 1989 between Publishers Group West Incorporated and Marvel Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Marvel's 1991 Registration Statement).

         10.22 Printing Agreement dated as of November 1, 1992, between Sullivan Graphics Inc. and Marvel
                        Entertainment Group, Inc. (incorporated by reference to Exhibit 10.6 to Marvel's 1992 Form 10-K).

         10.23          Lease dated as of July 1, 1986, between 387 P.A.S.
                        Enterprises and Cadence Industries Corporation (9th floor) (incorporated by reference to Exhibit 10.7 to Marvel's 1991 Registration Statement).

         10.24 Lease Modification and Extension Agreement dated as of July 1, 1991, between 387 P.A.S. Enterprises and Marvel Entertainment Group, Inc. (9th, 10th, 11th and 12th floors) (incorporated by reference to Exhibit
                        10.9 to Marvel's 1991 Form 10-K).

         10.25 Sublease dated September 13, 1991 between American Banker Bond Buyer and Marvel Entertainment Group, Inc. (12th floor) (incorporated by reference to Exhibit
                        10.10 to Marvel's 1991 Form 10-K).

         10.26 Andrews Group Incorporated Savings and Investment Plan (incorporated by reference to Exhibit 10.9 to Marvel's 1991 Registration Statement).

         10.27 Marvel Entertainment Group, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 filed July 15, 1991 ("Amendment No. 3") to Marvel's 1991 Registration Statement).

         10.28 First Amendment to the Marvel Entertainment Group, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Marvel Entertainment Group, Inc.'s Registration Statement on Form S-8 (File No. 33-63892)).

         10.29 Services Agreement dated as of July 22, 1991, among Marvel Entertainment Group, Inc., MacAndrews & Forbes Holdings Inc. and Andrews Group (incorporated by reference to Exhibit 10.13 to the 1991 Marvel Form 10-K).

         10.30 Tax Indemnification Agreement dated as of July 22, 1991, between Marvel Entertainment Group, Inc. and Mafco Holdings Inc. (incorporated by reference to
                        Exhibit 10.14 to the 1991 Marvel Form 10-K).

         10.31 Tax Sharing Agreement dated as of May 18, 1993, among Marvel Entertainment Group, Inc., certain of its subsidiaries and Mafco Holdings Inc. (incorporated by reference to Exhibit 10.32 to the Marvel (Parent) Holdings Inc. Registration Statement on Form S-1)

         10.32 Amended and Restated Tax Sharing Agreement dated as of January 1, 1994, between Mafco Holdings Inc., Marvel III Holdings Inc., Marvel and certain subsidiaries of Marvel (incorporated by reference to Exhibit 10.15 to the 1993 Marvel Form 10-K).

         10.33 Stock Purchase Agreement dated as of July 1, 1993, between Marvel Holdings Inc. and the Marvel Entertainment Group, Inc. (incorporated by reference to Exhibit 10.16 to the 1993 Marvel Form 10-K).

         10.34 Term Sheet for License Agreement dated January 25, 1995, between Major League Baseball Properties, Inc. and Fleer Corp. (incorporated by reference to the 1994 Marvel 10-K).

         10.35 License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. (incorporated by reference to the 1994 Marvel 10-K).

         10.36 Retail License Agreement No. 677 dated September 1992, between NBA Properties, Inc. and Fleer Corp. (incorporated by reference to Exhibit 10.22 to Marvel's Amendment No. 1 on Form 8 dated April 27, 1993 to Marvel's 1992 10-K).

         10.37 Amendment dated November 28, 1994, to Retail License Agreement No. 677 dated September 1992, between NBA Properties, Inc. and Fleer Corp. (incorporated by reference to the 1994 Marvel 10-K).

         10.38 Amendment dated December 21, 1992, to License Agreement dated September 1992, between NBA Properties, Inc. and Fleer Corp. Confidential treatment has been requested for portions of this document (incorporated by reference to the 1994 Marvel 10-K).


         10.39 Amendment dated September 21, 1993, to License Agreement dated September 1992, between NBA properties, Inc. and Fleer Corp., as amended December 21, 1992 (incorporated by reference to the 1994 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.40 General Retail License Agreement (No. R01809) dated as of February 19, 1993, between National Football League Properties, Inc. and Fleer Corp. incorporated by reference to Exhibit 10.1 to the Form 8-K of the registrant filed July 8, 1993 (the "July Form 8-K"). Confidential treatment has been granted for portions of this document.

         10.41          Agreement dated April 23, 1993, between Fleer Corp.
                        and National Football League Players Association incorporated by reference to Exhibit 10.2 to the July Form 8-K. Confidential treatment has been granted for portions of this document.

         10.42 Amendment dated May 28, 1993, to Agreement dated April 23, 1993, between Fleer Corp. and National Football League Players Association incorporated by reference to Exhibit 10.3 to the July Form 8-K. Confidential treatment has been granted for portions of this document.

         10.43 General Retail License Agreement (No. R02505) dated March 8, 1993, between National Football League Properties, Inc. and Fleer Corp.(incorporated by reference to the 1993 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.44 General Retail License Agreement (No. R02506) dated March 8, 1993, between National Football League Properties, Inc. and Fleer Corp. (incorporated by reference to the 1993 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.45 General Player Licensing Agreement dated March 1, 1993, between National Football League Properties, Inc. and Fleer Corp. (incorporated by reference to the 1993 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.46 License Agreement dated August 31, 1993, between Fleer Corp. and National Football League Players Association. (incorporated by reference to the 1993 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.47 Amendment dated August 31, 1993, to License Agreement dated August 31, 1993, between Fleer Corp. and National Football League Players Association (incorporated by reference to the 1993 Marvel 10-K). Confidential treatment has been requested for portions of this document.

         10.48 License Agreement dated June 30, 1995, between SkyBox International Inc. and National Football League Players Incorporated, as amended June 30, 1995. (incorporated by reference to Marvel's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Marvel 10-K"). Confidential treatment has been requested for portions of this document.

         10.49 License Agreement dated September 25, 1992, between National Hockey League Players Association and Fleer Corp. incorporated by reference to Exhibit 10.26 to the 1992 Form 8. Confidential treatment has been granted for portions of this document.

         10.50 Amendment dated April 7, 1993, to License Agreement dated September 25, 1992, between National Hockey League Players Association and Fleer Corp. Confidential treatment has been requested for portions of this document.

         10.51 Amendment dated July 21, 1993, to License Agreement dated September 25, 1992, between National Hockey League Players Association and Fleer Corp.

         10.52 License Agreement dated as of October 16, 1992, between NHL Enterprises, Inc. and Fleer Corp. incorporated by reference to Exhibit 10.27 to the 1992 Form 8.

         10.53 Amendment dated April 20, 1993, to License Agreement dated October 16, 1992, between NHL Enterprises, Inc. and Fleer Corp.

         10.54 License Agreement dated January 10, 1996, between SkyBox International Inc. and The Walt Disney Company (incorporated by reference to the Marvel 1995 10-K). Confidential treatment has been requested for portions of this document.

         10.55 Agreement dated September 28, 1993, between National Football League Properties, Inc. and Fleer Corp. (incorporated by reference to Exhibit 10.42 to the 1993 Marvel 10-K).

         10.56 Formation and Contribution Agreement dated as of March 19, 1993, among Toy Biz, Inc., Isaac Perlmutter, Isaac Perlmutter T.A., the registrant, Avi Arad and Toy Biz Acquisition, Inc., as amended as of March 31, 1993, and April 30, 1993, incorporated by reference to
                        Exhibit 10.29 to the registrant's Form 10-Q for the quarterly period ended March 31, 1993.

         10.57 Loan Participation Agreement between Manufacturers Hanover Trust Company as Selling Bank and Four Star Holdings Corp., as Participants (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 10-K").

         10.58 Amended and Restated Loan Participation Agreement between Chemical Bank as Selling Bank and Four Star Holdings Corp., as Participant (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 10-K").

         10.59 New Equity Stock Subscription Agreement dated as of January 26, 1993 by and between NWTV and Andrews Group (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 10-K").

         10.60 Letter Agreement dated as of February 27, 1992 between Turner Program Services Inc. and New World Entertainment (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 10-K").

         10.61 Formation and Contribution Agreement dated March 19, 1993 among Toy Biz, Inc., Isaac Perlmutter, Isaac Perlmutter T.A., Marvel Entertainment Group, Inc., Avi Arad and Toy Biz Acquisition, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("the 1992 10-K").

         10.62 First Amendment, dated as of December 22, 1993, by and among NWTV, the Institutions listed on the Signature Pages thereof and Canadian Imperial Bank of Commerce New York Agency (incorporated by reference to Exhibit
                        10.2 of the NWTV Registration Statement).

         10.63 Credit Agreement, dated as of May 25, 1993, among NWTV, the Lenders listed therein and Canadian Imperial Bank of Commerce New York Agency, as Agent (incorporated by reference to Exhibit 10.1 of the NWTV Registration Statement).

         10.64 First Amended and Restated Credit Agreement, dated as of December 22, 1993, by and among NWTV, the distributions listed on the Signature Pages thereof and Canadian Imperial Bank of Commerce New York Agency (incorporated by reference to exhibit 10.1A of the NWTV Registration Statement)

         10.65 Affiliation Agreement, dated as of March 1, 1989, by and between National Broadcasting Company, Inc. and NW Communications of San Diego, Inc., as extended on May 24, 1993 (incorporated by reference to Exhibit 10.8 of the NWTV Registration Statement).

         10.66 Affiliation Agreement by and between Fox Broadcasting Company and WJBK License, Inc. (incorporated by reference to Exhibit 10.0 of NWCG Holdings Corporation Registration Statement on Form S-1 (No.33- 82274) relating to

                        NWCG Holdings Corporation Senior Discount
                        Notes (the "NWCG Holdings Registration Statement")).

         10.67 Affiliation Agreement by and between Fox Broadcasting Company and WAGA License, Inc. (incorporated by reference to Exhibit 10.10 of the NWCG Holdings Registration Statement).

         10.68 Affiliation Agreement by and between Fox Broadcasting Company and WJW License, Inc. (incorporated by reference to Exhibit 10.11 of the NWCG Holdings Registration Statement).

         10.69 Affiliation Agreement by and between Fox Broadcasting Company and TVT License, Inc. (incorporated by reference to Exhibit 10.12 of the NWCG Holdings Registration Statement).

         10.70 Affiliation Agreement by and between Fox Broadcasting Company and WITI License, Inc. (incorporated by reference to Exhibit 10.13 of the NWCG Holdings Registration Statement).

         10.71 Affiliation Agreement by and between Fox Broadcasting Company and KSAZ License, Inc. (incorporated by reference to Exhibit 10.14 of the NWCG Holdings Registration Statement).

         10.72 Affiliation Agreement by and between Fox Broadcasting Company and WDAF License, Inc. (incorporated by reference to Exhibit 10.15 of the NWCG Holdings Registration Statement).

         10.73 Employment Agreement, dated as of May 25, 1993, by and between NWTV and Robert E. Selwyn, Jr. (incorporated by reference to Exhibit 10.9 of the NWTV Registration Statement).

         10.74 Employment Agreement, dated as of May 24, 1993, by and between NWTV and Eric J. Froistad (incorporated by reference to Exhibit 10.10 of the NWTV Registration Statement).

         10.75 Employment Agreement, dated as of May 25, 1993, by and between NWTV and Larry D. Haugen (incorporated by reference to Exhibit 10.11 of the NWTV Registration Statement).

         10.76 Employment Agreement, dated as of May 25, 1993, by and between NWTV and James G. Gorman (incorporated by reference to Exhibit 10.12 of the NWTV Registration Statement).

         10.77 Employment Agreement, dated as of May 24, 1993, by and between NWTV and David A. Ramon (incorporated by reference to Exhibit 10.13 of the NWTV Registration Statement).

         10.78 Employment Agreement, dated as of May 25, 1993, by and between NWTV and George N. Gillett, Jr. (incorporated by reference to Exhibit 10.14 of the NWTV Registration Statement).

         10.79 Employment agreement, dated as of January 1, 1993, by and between Andrews Group and William C. Bevins, Jr. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

         10.80 Employment agreement, dated as of August 1, 1993, by and between Andrews Group and Terry C. Bridges (incorporated by reference to the 1993 10-K).

         10.81 Employment agreement, dated as of November 15, 1993, by and between Andrews Group and Joseph P. Page (incorporated by reference to the 1993 10-K).

         10.82 Employment agreement, dated as of June 1, 1993, by and between Andrews Group and Bill Kerstetter
                        (incorporated by reference to the 1993 10-K).

         10.83 Employment agreement, dated as of October 28, 1993, by and between Andrews Group and Paul E. Shapiro (incorporated by reference to the 1993 10-K).

         10.84 Employment agreement dated as of April 20, 1994, by and between Andrews Group and Michael H. Diamond (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ("the 1994 10-K").

         10.85 Employment Agreement dated as of May 1, 1994, between the Registrant and Terry C. Stewart (incorporated by reference to the Marvel 1994 10-K).

         10.86 Employment Agreement dated as of July 24, 1992, between Fleer Corp. and Paul H. Mullan. (incorporated by reference to Exhibit 10.39 to the 1993 Marvel 10-K).

         10.87 Employment Agreement dated as of July 1, 1992, between Marvel and Jeffrey L. Kaplan. (incorporated by reference to Exhibit 10.41 to the 1993 Marvel 10-K).

         10.88* Employment Agreement dated as of December 15, 1994, by and between New World Communications Group and Arthur
                        H. Bilger.

         10.89* Employment agreement dated as of December 15, 1994, by and between Andrews Group Incorporated and Arthur H. Bilger.

         10.90 Employment Agreement dated as of August 1, 1995, between Marvel Entertainment Group Inc. and Jeffrey L. Kaplan (incorporated by reference to the Marvel 1995 10-K).

         10.91 Employment Agreement dated as of July 1, 1995, between Marvel Entertainment Group Inc. and Gerard S. Calabrese (incorporated by reference to the Marvel 1995 10-K).

         10.92 Joint Venture Agreement dated December 9, 1994, between Marvel Restaurant Venture Corp. and EBCO Management, Inc. (incorporated by reference to Exhibit
                        10.45 to the Marvel 1994 10-K). Confidential treatment has been granted for portions of this document.

         10.93 Stock Purchase Agreement dated as of August 4, 1994, among Panini Publishing International S.A., Istituto Geografico De Agostini S.p.A., Bain Gallo Cuneo Capital Investments S.p.A., Killawlan Ltd., Cabra International Ltd. and Marvel Comics Italia S.r.l. incorporated by reference to Exhibit 10.48 to the Marvel 1994 Second Quarter 10-Q. Confidential treatment has been requested for portions of this document.

         10.94 Amended and Restated Credit and Guarantee Agreement dated as of August 30, 1994, among Marvel, Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent. (incorporated by reference to Exhibit 10.49 to the Marvel Form 8-K filed September 15, 1994 (the "1994 Marvel August 8-K") and Exhibit 10.50 to the 1994 Marvel August 8-K).

         10.95 Term Loan and Guarantee Agreement dated as of August 30, 1994, among Marvel Comics Italia S.r.1., Marvel and Instituto Bancario San Paolo Di Torino, S.p.A. (incorporated by reference to Exhibit 10.50 to the 1994 Marvel August 8-K).

         10.96 Participation Agreement dated as of August 30, 1994, among Instituto Bancario San Paolo Di Torino, S.p.A., New York Limited Branch, as Italian Lender, Chemical Bank, as Administrative Agent, and the financial institutions signatory thereto, as Participants. (incorporated by reference to Exhibit 10.51 to the 1994 Marvel August 8-K).

         10.97 Credit and Guarantee Agreement dated as of April 24, 1995, by and among Marvel Entertainment Group, Inc., Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit (b)(3) to the Final Amendment to the Marvel 1995 Schedule 14D-1.

         10.98 First Amendment dated as of November 22, 1994, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel Entertainment Group, Inc., Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit 10.4 to the Form 8-K of Marvel Entertainment Group, Inc. filed May 11, 1995.

         10.99 Second Amendment dated as of April 24, 1995, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel Entertainment Group, Inc., Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K of Marvel Entertainment Group, Inc. filed May 11, 1995.

         10.100 Consent Number 1 dated as of February 9, 1996, to the Marvel Entertainment Group, Inc.'s Credit Agreements with Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto (incorporated by reference to the Marvel 1995 10-K).

         10.101 Third Amendment dated as of March 1, 1996, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel Entertainment Group, Inc., Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto (incorporated by reference to the Marvel 1995 10-K.).

         10.102 Consent Number 2 and First Amendment dated as of March 1, 1996, to the Credit and Guarantee Agreement among Marvel Entertainment Group, Inc., Fleer Corp., the financial institutions from time to time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent (incorporated by reference to the Marvel 1995 10-K.).

         10.103 Commitment Letter, dated March 27, 1996, among Marvel Entertainment Group, Inc., Fleer Corp., Chemical Securities Inc. and Chemical Bank, individually and as Administrative Agent (incorporated by reference to the Marvel 1995 10-K.).

         10.104 License Agreement dated April 30, 1993, by and between Toy Biz, Inc. and Marvel Entertainment Group, Inc., as amended December 1, 1994 (incorporated by reference to Exhibit 10.9 to the Toy Biz 1995 Registration Statement).

         10.105 Amendment dated February, 1995, to the License Agreement dated August 30, 1993, as amended, between Toy Biz, Inc. and Marvel Entertainment Group, Inc. (incorporated by reference to Exhibit 10.9(b) to the Toy Biz 1995 Registration Statement).

         10.106 License Agreement dated July 1, 1994, between Toy Biz, Inc. and Marvel Entertainment Group, Inc.
                        (incorporated by reference to Exhibit 10.12 to the Toy Biz 1995 Registration Statement).

         10.107 Offer to Purchase of Fleer Acquisition Corp. dated March 15, 1995 (incorporated by reference to Exhibit
                        (a)(1) to the Marvel 1995 Schedule 14D-1.

         10.108 Indemnification Agreement, dated as of March 9, 1994, by and between Andrews Group and NWCG, (incorporated by reference to Exhibit 2 of Current Report on Form 8-K dated March 14, 1994 of NWCG).

         10.109 Non-Competition Agreement, dated as of March 9, 1994, by and between Andrews Group and NWCG, (incorporated by reference to Exhibit 1 of Current Report on Form 8-K dated March 14, 1994 of NWCG).

         10.110 Registration Rights and Tag-Along Agreement, dated as of March 28 1994 by and among NWCG, Andrews Group, Apollo TV Partners, L.P., and Apollo TV Partners II, L.P.

         10.111 Asset Purchase Agreement, dated as of May 4, 1994, by and between the Company and Great American Television and Radio Company, Inc., as amended a so May 24, 1994 (incorporated by reference to Exhibit 1 of the Company's Report on Form 8-K dated May 20, 1994 (the "May 20, 1994 Form 8-K").

         10.112 Option Agreement, dated as of May 20, 1994, by and among each of the Persons listed on Schedule I thereto, Donaldson, Lufkin & Jenrette Securities Corporation, as Agent for the Sellers, DLJ Merchant Banking, Inc. and the Company, as amended as of May 24, 1994 (incorporated by reference to Exhibit 3 of the May 20, 1994 Form 8-K).

         10.113 Securities Purchase Agreement, dated as of May 21, 1994, by and among the Company and Fox (incorporated by reference to Exhibit 3 of the May 20, 1994 Form 8-K).

         10.114 Amendment No. 1 to the Securities Purchase Agreement, dated as of May 27, 1994, by and among the Company and Fox (incorporated by reference to Exhibit 6 of the May 20, 1994 Form 8-K).

         10.115 Form of Station Affiliation Agreement entered into with Fox Broadcasting Company (incorporated by reference to Exhibit 6 of the May 20, 1994 Form 8-K).

         10.116 Registration Rights Agreement, dated as of May 27, 1994, by and between the Company and Fox (incorporated by reference to Exhibit 7 of the May 20, 1994 Form 8-K).

         10.117 Warrant Agreement, dated as of May 27, 1994, by and between the Company and Fox (incorporated by reference to Exhibit 11 of the May 20, 1994 Form 8-K).

         10.118 Understanding Regarding Programming Production, dated as of May 27, 1994, by and between the Company and Fox (incorporated by reference to Exhibit 12 of the May 20, 1994 Form 8-K).

         10.119 Tag Along Rights Agreement, dated as of May 27, 1994, by and between Andrews and Fox (incorporated by reference to Exhibit 13 of the May 20, 1994 Form 8-K).

         10.120 Class D Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 11 of the May 20, 1994 Form 8-K).

         10.121 Credit Agreement, dated as of September 29, 1994, among NWC Acquisition Corporation, the financial institutions from time to parties thereto, the co-agents identified on the signature pages thereof, The Chase Manhattan Bank, N.A. and Chemical Bank, as Managing Agents, The Chase Manhattan Bank, N.A., as Documentation Agent, and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 1 of the Company's Report on Form 8-K dated October 12, 1994 (the "October 12, 1994 Form 8-K")).

         10.122 Guarantee, dated as of September 29, 1994, made by NWC Intermediate Holdings Corporation, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 2 of the October 12, 1994 Form 8-K).

         10.123 Pledge Agreement, dated as of September 29, 1994, made by NWTV Intermediate Holdings Corporation, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 3 of the October 12, 1994 Form 8-K).

         10.124 Guarantee, dated as of September 29, 1994, made by NWTV Intermediate Holdings Corporation, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 4 of the October 12, 1994 Form 8-K).

         10.125 Pledge Agreement, dated as of September 29, 1994, made by NWTV Intermediate Holdings Corporation, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 5 of the October 12, 1994 Form 8-K).

         10.126 Pledge Agreement, dated as of September 29, 1994, made by NWC Acquisition, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 6 of the October 12, 1994 Form 8-K).

         10.127 Security Agreement, dated as of September 29, 1994, made by NWC Acquisition, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 7 of the October 12, 1994 Form 8-K).

         10.128 Subsidiaries' Guarantee, dated as of September 29, 1994, made by each of the corporations that are signatories thereto, and NWC Acquisition, in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 8 of the October 12, 1994 Form 8-K).

         10.129 Security Agreement, dated as of September 29, 1994, made by NW Communications of Phoenix, Inc., in favor of Chemical Bank, as Administrative Agent
                        (incorporated by reference to Exhibit 10 of the October 12, 1994 Form 8-K).

         10.130 Pledge Agreement, dated as of September 29, 1994, made by NW Communications of Phoenix, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 11 of the October 12, 1994 Form 8-K).

         10.131 Security Agreement, dated as of September 29, 1994, made by New World Communications of North Carolina, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 12 of the October 12, 1994 Form 8-K).

         10.132 Pledge Agreement, dated as of September 29, 1994, made by New World Communications of North Carolina, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 13 of the October 12, 1994 Form 8-K).

         10.133 Security Agreement, dated as of September 29, 1994, made by NW Communications of Birmingham, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 14 of the October 12, 1994 Form 8-K).

         10.134 Pledge Agreement, dated as of September 29, 1994, made by NW Communications of Birmingham, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 15 of the October 12, 1994 Form 8-K).

         10.135 Security Agreement, dated as of September 29, 1994, made by New World Communications of Kansas City, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 16 of the October 12, 1994 Form 8-K).

         10.136 Pledge Agreement, dated as of September 29, 1994, made by New World Communications of Kansas City, Inc., in favor of Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 17 of the October 12, 1994 Form 8-K).

         10.137 Merger Agreement, dated as of November 28, 1994, by and between NW Television and Viacom International Inc. (incorporated by reference to Exhibit 1 of the NW Television's Report on Form 8-K dated March 7, 1995).

         21*            List of Subsidiaries

         24* Powers of Attorney executed by Messrs. Perelman, Gittis, Drapkin, Slovin and Bevins.

         27*            Financial Data Schedule

         *                 Filed with this report

b)       Reports on Form 8-K during the fourth quarter of 1995
               None

                                                     SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANDREWS GROUP INCORPORATED
                                                       (Registrant)




                                         By:/s/ William C. Bevins
                                            ----------------------------------
                                         William C. Bevins, Jr.
                                         President and Chief Executive Officer


                                         By:/s/ Joseph P. Page
                                            ----------------------------------
                                         Joseph P. Page
                                         Executive Vice President and
                                         Chief Financial Officer


                                         By:/s/ Laurence Winoker
                                            ----------------------------------
                                         Laurence Winoker
                                         Vice President and Controller
                                         (Chief Accounting Officer)
Dated: March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 29, 1996 in the capacities indicated.


                                                      By: Ronald O. Perelman *
                                                         ---------------------
                                                            Ronald O. Perelman
                                                                      Director


                                                  By: William C. Bevins, Jr. *
                                                     -------------------------
                                                        William C. Bevins, Jr.
                                                                      Director


                                                       By: Donald G. Drapkin *
                                                          --------------------
                                                             Donald G. Drapkin
                                                                      Director


                                                           By: Howard Gittis *
                                                              ----------------
                                                                 Howard Gittis
                                                                      Director


                                                            By: Bruce Slovin *
                                                               ---------------
                                                                  Bruce Slovin
                                                                      Director




Date: March 29 , 1996


         * The undersigned by signing his name hereto does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to the Annual Report.


                                                       By:/s/ Laurence Winoker
                                                          --------------------
                                                              Laurence Winoker

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          --------------------------

                    ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                         YEAR ENDED DECEMBER 31, 1995





               The following consolidated financial statements of Andrews Group Incorporated and Subsidiaries are included in Item 8:

                                                                         Pages

Report of Independent Auditors ............................................ F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994............... F-3

Consolidated Statements of Operations
   for the years ended December 31, 1995, 1994 and 1993.................... F-4

Consolidated Statements of Stockholder's Deficit
   for the years ended December 31, 1995, 1994 and 1993.................... F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1995, 1994 and 1993.................... F-6

Notes to Consolidated Financial Statements................................. F-8

               The following financial statement schedules of Andrews Group Incorporated is included in Item 14(d):

   Schedule I - Condensed Financial Information of Registrant..............F-40

   Schedule II- Valuation and Qualifying Accounts..........................F-43


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Andrews Group Incorporated



We have audited the accompanying consolidated balance sheets of Andrews Group Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrews Group Incorporated and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                            Ernst & Young LLP


New York, New York
March 28, 1996

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                              December 31,
                                                 --------------------------------------
                                                     1995                       1994
                                                 -----------                -----------
                                 ASSETS
Cash                                              $    114.5                 $    175.7
Trade receivables, net                                 408.8                      302.8
Inventories                                             82.4                       51.0
Television program contract rights                      23.7                       23.9
Film costs, net                                         83.8                       62.4
Deferred taxes                                          55.2                       12.7
Prepaid expenses and other                              95.8                       49.4
                                                  ----------                 ----------
   Total current assets                                864.2                      677.9

Property, plant and equipment, net                     290.7                      232.0
Intangible assets, net                               2,440.0                    1,648.4
Loans to affiliate                                     441.0                      224.6
Other assets                                           228.8                      446.3
                                                  ----------                 ----------
                                                  $  4,264.7                 $  3,229.2
                                                  ==========                 ==========

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt              $     74.9                $    100.8
   Note payable                                         16.7
   Accounts payable and accrued expenses               394.5                     286.9
   Television program contracts payable                 26.9                      26.8
   Deferred income                                      46.8                      28.2
   Participations and residuals payable                 43.4                      23.9
                                                  ----------                ----------
    Total current liabilities                          603.2                     466.6

Long-term debt                                       2,951.0                   2,148.9
Indebtedness to affiliates                             307.1                     154.2
Other liabilities                                      187.2                     142.1
Minority interest                                      449.7                     414.7
Redeemable preferred stock of subsidiaries             340.4                     246.9

Commitments and contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding
   Additional paid-in-capital                           40.2                     32.6
   Accumulated deficit                                (614.5)                  (375.6)
   Cumulative translation adjustment                     0.4                     (1.2)
                                                  ----------               ----------
         Total stockholder's deficit                  (573.9)                  (344.2)
                                                  ----------               ----------
                                                  $  4,264.7               $  3,229.2
                                                  ==========               ==========



                    See notes to consolidated financial statements.

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


                                                                                         Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                               1995               1994                1993
                                                                         -----------------  -----------------   -----------------
Net revenues                                                                 $1,434.3           $  911.7            $  665.7
Operating expenses:
   Direct costs                                                                 900.4              509.4               381.4
   Selling, general and administrative expenses                                 402.0              254.5               145.8
Amortization of goodwill and intangibles                                         68.3               46.1                30.1
Restructuring                                                                    25.0                -                   -
                                                                         -----------------  -----------------   -----------------
Operating income                                                                 38.6              101.7               108.4
                                                                         -----------------  -----------------   -----------------

Other (expense) income:
   Interest expense                                                            (304.9)            (206.4)             (125.1)
   Interest and net investment income                                            45.8               19.3                 8.7
   Gain on sale of business interests, net                                       48.0               86.8                -
   Amortization of debt issuance costs and other                                (36.5)             (12.5)               (7.5)
                                                                         -----------------  -----------------   -----------------
                                                                               (247.6)            (112.8)             (123.9)
                                                                         -----------------  -----------------   -----------------

Loss before income taxes, minority interest, equity
  in net income of investees, extraordinary items and
  cumulative effect of accounting change                                       (209.0)             (11.1)              (15.5)
Provision for income taxes                                                      (40.2)             (28.0)              (22.3)
Minority interest in loss (income) of subsidiaries                               12.5               16.0                (9.9)
Equity in net income of investees                                                 1.1                9.4                 4.8
                                                                        -----------------  -----------------   -----------------

Loss before extraordinary item                                                 (235.6)             (13.7)              (42.9)
Extraordinary item                                                               (3.3)               -                  (2.0)
Cumulative effect of accounting change                                            -                  -                  (1.7)
                                                                        -----------------  -----------------   -----------------
Net loss                                                                     $ (238.9)          $  (13.7)           $  (46.6)
                                                                        =================  =================   =================




                    See notes to consolidated financial statements.

             ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                         (DOLLARS IN MILLIONS)


                                                 ADDITIONAL                       CUMULATIVE
                                     COMMON        PAID-IN      ACCUMULATED       TRANSLATION
                                     STOCK         CAPITAL        DEFICIT          ADJUSTMENT           TOTAL
                                  ------------   -----------   --------------    ---------------    -------------
Balance, January 1, 1993            $    -         $ 21.3        $ (315.3)          $ (0.4)           $ (294.4)

Currency translation adjustment                                                       (0.6)               (0.6)
Net loss                                                            (46.6)                               (46.6)
Effect of Marvel UK transaction                       0.8                                                  0.8
Distributions, net                                  (17.5)                                               (17.5)
Effect of exercise of stock
  options of Marvel                                   3.6                                                  3.6
                                  ------------   -----------   --------------    ---------------    -------------

Balance, December 31, 1993          $    -        $   8.2        $ (361.9)          $ (1.0)           $ (354.7)

Currency translation adjustment                                                       (0.2)               (0.2)
Net loss                                                            (13.7)                               (13.7)
Contributions, net                                    1.5                                                  1.5
Effect of exercise of stock
  options of Marvel                                  22.9                                                 22.9
                                  ------------   -----------   --------------    ---------------    -------------

Balance, December 31, 1994          $    -        $  32.6        $ (375.6)          $ (1.2)           $ (344.2)

Currency translation adjustment                                                        1.6                 1.6
Net loss                                                           (238.9)                              (238.9)
Contributions, net                                    0.8                                                  0.8
Effect of exercise of stock
  options of Marvel                                   6.8                                                  6.8
                                  ------------   -----------   --------------    ---------------    -------------

Balance, December 31, 1995          $    -        $  40.2        $ (614.5)          $  0.4            $ (573.9)
                                  ============   ===========   ==============    ===============    =============





                    See notes to consolidated financial statements.

                    ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN MILLIONS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                  1995          1994          1993
                                                                               ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     ($238.9)       ($13.7)       ($46.6)
                                                                               ------------  ------------  ------------
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                              127.1          78.2          47.4
      Noncash interest expense                                                   100.4          74.5          29.5
      Undistributed earnings of investees                                         (1.1)         (9.4)         (4.8)
      Minority interest in (loss) earnings of subsidiaries                       (12.5)        (16.0)          9.9
      Distribution from unconsolidated subsidiary                                  3.0
      Gain on sale of business interests                                         (48.0)        (86.8)
      Cumulative effect of accounting change                                                                   1.7
      Extraordinary item                                                           3.3                         2.0
      Excess of television program contract rights amortization
        over payments                                                              4.4           4.4           4.0
      Film cost amortization (under) over additions                              (15.7)        (21.0)          8.4
      Changes in assets and liabilities, net of effects of acquisitions, dispositions and previously unconsolidated subsidiaries
         Increase in assets                                                      (46.3)       (104.2)        (26.9)
         Increase in liabilities                                                  47.0          44.4           0.6
                                                                               ------------  ------------  ------------
                                                                                 161.6         (35.9)         71.8
                                                                               ------------  ------------  ------------
   Net cash flows from operating activities                                      (77.3)        (49.6)         25.2
                                                                               ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Broadcast stations deposits and acquisitions, net of cash acquired           (360.5)       (461.1)       (137.2)
   Acquisition of SkyBox, net of cash acquired                                  (162.5)
   Acquisition of Panini Group, net of cash acquired                              (0.2)       (133.2)
   Purchase of Marvel common stock                                                (8.2)        (21.5)       (325.6)
   Acquisition of Fleer, net of cash acquired                                                                (32.1)
   Other acquisitions, investments and advances                                  (28.3)        (20.1)        (21.5)
   Proceeds from sale of business interests                                      208.2
   Loans to affiliates, net                                                     (216.4)       (224.6)
   Capital expenditures                                                          (77.3)        (34.7)        (14.0)
                                                                               ------------  ------------  ------------
   Net cash flows from investing activities                                     (645.2)       (895.2)       (530.4)
                                                                               ------------  ------------  ------------


                                                     (Continued)





                    See notes to consolidated financial statements.

                                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN MILLIONS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                   1995          1994          1993
                                                                               ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                   $ 901.0      $  739.8        $ 529.0
   Repayment and repurchases of debt                                               (476.0)        (77.1)         (62.4)
   Issuance of preferred stock, common stock, stock options and warrants             87.2         652.9            3.7
   Loans from affiliates, net                                                       152.9        (220.0)         120.1
   Distributions pursuant to NWTV reorganization                                                                 (27.3)
   Debt issuance costs and other, net                                                (5.8)        (14.6)         (29.2)
                                                                               ------------  ------------  ------------
   Net cash flows from financing activities                                         659.3       1,081.0          533.9
                                                                               ------------  ------------  ------------
Effect of exchange rate changes on cash                                               2.0          (0.6)
Net increase (decrease) in cash                                                     (61.2)        135.6           28.7
Cash at beginning of the period                                                     175.7          40.1           11.4
                                                                               ------------  ------------  ------------
Cash at end of the period                                                         $ 114.5      $  175.7        $  40.1
                                                                               ============  ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
- ----------------------------------------------
   Interest paid during the period                                                $ 181.2      $  100.1        $  55.0
   Taxes paid during the period                                                      19.8           2.7           19.8
   Purchase of television program contract rights                                    37.7          29.6           31.1
   Additions to film costs                                                          113.4          60.7           31.9






                    See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         Andrews Group Incorporated ("Andrews", and together with its subsidiaries, the "Company") is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). Prior to June 4, 1990, the Company was a 57% owned subsidiary of M&F Holdings. On June 4, 1990, a wholly owned subsidiary of M&F Holdings merged with and into the Company, and the Company became a wholly owned subsidiary of M&F Holdings (the "Andrews Merger").

         The Company currently operates in the youth entertainment business through its approximately 79% ownership interest in Marvel Entertainment Group, Inc. ("Marvel") and the television broadcasting and production and distribution businesses through its approximately 42% ownership interest (83% voting interest) in New World Communications Group Incorporated ("NWCG"), assuming conversion of NWCG Series B Preferred Stock at December 31, 1995.

         The youth entertainment segment's operations consist of (i) the publishing and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment picture cards and children's activity sticker collections, (iii) consumer products, media and advertising-promotion licensing of the various characters owned by Marvel,
(iv) the design, marketing and distribution of toys through Toy Biz Inc. ("Toy Biz") and (v) the manufacture and distribution of adhesives and confectionery products.

         At December 31, 1995, the television broadcasting segment, through NWCG's wholly-owned subsidiaries NW Television Incorporated ("NW Television") and NWC Acquisition Corporation ("NW Acquisition"), owns and operates twelve broadcast television stations in the 64 largest U.S. Designated Market Areas (as defined by A.C. Nielsen Company). The television programming production and distribution segment, through New World Entertainment, Ltd. ("NW Entertainment") produces, acquires and distributes television programming in the United States and international markets.

         Certain reclassifications have been made to conform to the current year's presentation.

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Minority interest represents the minority stockholders' proportionate share of the results of operations and equity of Marvel, Toy Biz and NWCG.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The principal areas of judgment relate to provisions for returns and other sales allowances, doubtful accounts and the realizability of inventories and film costs.

CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE:

         The broadcast television stations sell advertising time to a variety of customers in diversified industries; the production and distribution segment distributes film products to broadcast networks' affiliates, independent television stations and cable television domestically and overseas. The youth entertainment segment did not have any significant concentrations of credit risk. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables for the youth entertainment segment are generally due within 30-90 days; receivables for the broadcasting segment are generally due within 30 days; receivables for the production and distribution segment are payable under the terms of the contracts for periods frequently exceeding one year. Credit losses have consistently been within management's expectations and industry standards.

INVENTORIES:

         Inventories are valued at the lower of cost (first-in, first-out
(FIFO) or last-in, first-out (LIFO)) or market. The value of inventories accounted for using the LIFO method (approximately 11% and approximately 65% for 1995 and 1994, respectively) would not have been substantially different than the value reported on the FIFO method at December 31, 1995 and 1994.

FILM COSTS:

         Film costs consist of story rights, screenplays, acquisition and production costs (which benefit future periods) and capitalized overhead costs, and are stated at the lower of cost, net of accumulated amortization, or estimated net realizable value. Abandoned story and development costs are charged to production direct costs. The current portion of film costs include unamortized costs of film inventory released and allocated to NWCG's primary markets and television films in production that are under contract of sale.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Film costs are amortized, and estimated total costs of participations and residuals are accrued, in the same ratio that current gross revenues bear to management's estimated total gross revenues from all sources on an individual film or series basis. Such estimates are revised quarterly and estimated losses, if any, are provided for in full when known. Based on management's estimate of future revenues, approximately 82% of unamortized film costs will be amortized over the next three years.

TELEVISION PROGRAM CONTRACT RIGHTS:

         The rights to broadcast non-network programs are stated at the lower of cost, less accumulated amortization, or net realizable value. Costs are amortized based upon the usage of programs under methods which generally result in accelerated amortization. The cost of program rights expected to be used within one year is classified as a current asset. Sports broadcast rights are generally expensed when the events are televised.

PROPERTY, PLANT AND EQUIPMENT:

         All expenditures for additions and improvements to property, plant and equipment are capitalized and normal repairs and maintenance are charged to expense as incurred. Construction-in-progress principally includes machinery and equipment being constructed for Marvel by outside vendors under contract. Depreciation and amortization of property, plant and equipment are provided on the straight-line basis over the estimated asset lives ranging from 3 to 33 years.

DEFERRED FINANCING COSTS:

         Costs incurred with the issuance of debt are included in other assets net of accumulated amortization. Amortization is reflected over the respective lives of the applicable issues and costs are written off when it becomes evident that the related debt will be retired.

INTANGIBLE ASSETS:

         Intangible assets include network affiliation agreements, broadcast licenses, trademarks, goodwill, excess reorganization value and other intangibles. The components of intangible assets are amortized on a straight-line basis over 10-40 years.

         The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined based on undiscounted estimated cash flows of the related business over the remaining amortization period, the Company's carrying value of the intangible assets would be reduced to its estimated fair value.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

LONG-LIVED ASSETS:

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt Statement No. 121 in the first quarter of 1996 and management believes the effect of adoption will not be material to the consolidated financial statements.

STOCK BASED COMPENSATION:

         The Company's subsidiaries grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS:

         The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and quoted market rates. The estimated fair value of long-term debt at December 31, 1995 approximated its book value. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

REVENUE RECOGNITION:

         Marvel's sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of a provision for anticipated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. Subscription revenues are generally collected in advance for a one year subscription. These revenues are deferred and recognized as income on a pro-rata basis over an annual period. Income from licensing of characters owned by Marvel is recorded at the time characters are available to the licensee and collection is reasonably assured. Receivables due more than one year from the balance sheet date are discounted to their present value.

         Production and distribution revenues from broadcast television, home video, pay and cable television licensing contracts which may provide for the receipt of non-refundable guaranteed amounts, are recognized when the film is available for exploitation, providing other conditions of sale have been met. Recognition of revenues related to deposits and cash advances received on pre-sales are deferred until all material conditions of the sale have been met. Deferred income consists primarily of advance payments received on television contracts for which the programs are not yet available for broadcast or exploitation. NWCG enters into contracts for the licensing of television products for which the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

revenue and related accounts receivable will be recorded in future periods when the products are available for broadcast or exploitation. These contracts aggregated $58.7 at December 31, 1995.

ADVERTISING EXPENSE:

         Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected sales method during interim periods. Advertising expense was $69.2, $38.5 and $24.8 in 1995, 1994 and 1993, respectively. The amount of advertising costs included in prepaid expenses and other as of December 31, 1995 and 1994 was $2.8 and $1.7, respectively.

ROYALTIES:

         Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on sales of related products. The realization of minimum guarantees paid is evaluated by the Company based on the projected sales of the related products.

TRANSLATION OF FOREIGN CURRENCIES:

         The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of subsidiaries are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in the results of operations and those resulting from translation of financial statements are recorded as a component of stockholder's deficit.

2.       ACQUISITIONS, DISPOSITIONS AND MERGERS

(A)      NW TELEVISION

         On May 25, 1993, the Company purchased NWTV ("NWTV Purchase") for aggregate consideration of $100.0 (a) 11,808,529 shares of common stock (approximately 54.15%) of NW Television and (b) 1,500,000 Class B Warrants to purchase NW Television common stock at $8.47 per share. The acquisition of NW Television occurred in connection with a reorganization of NW Television under Chapter 11 of the U.S. Bankruptcy Code. NW Television's plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court on May 6, 1993 and became effective on May 25, 1993 (the "Effective Date"). The remaining capital stock of NW Television was distributed to certain holders of debt of NW Television. The acquisition of NW Television was financed with borrowings from an affiliate.

         In addition, NW Television acquired the assets of WTVT-TV constituting the Tampa Station, (the "Tampa Station Purchase"), which were previously owned indirectly by a former affiliate of NW Television for consideration consisting of $163.3 in cash, provided by (i) the Company's investment

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

and (ii) $63.3 proceeds, net of underwriters discount, from the sale of $65.0 aggregate principal amount of 11% Notes. (See Note 9).

         The fair value of assets acquired and liabilities assumed in the NWTV Purchase and Tampa Station Purchase were $973.8 and $871.5, respectively.

(B)      NWCG MERGER AGREEMENT

         On March 7, 1994, in accordance with the November 1993 Agreement and Plan of Reorganization and Merger (as amended, the "NW Television Merger Agreement") between NW Television, NWCG, and Andrews, NW Television merged into a subsidiary of NWCG and all outstanding shares of common stock of NW Television were converted into a like number of shares of NWCG common stock (the "NWCG Merger"). Further, the holders of the Class A Warrants and Class B Warrants obtained the right to acquire and receive a like number of shares of NWCG common stock. As a result of the Merger, NW Television became a wholly-owned subsidiary of NWCG International Inc. ("Four Star"). On March 9, 1994, NWCG purchased all of the capital stock of NW Entertainment and Four Star and entered into a non-competition agreement and an indemnification agreement with Andrews (as such agreements are contemplated by the NW Television Merger Agreement), in exchange for the issuance by NWCG to Andrews of 25,383,707 shares of Class B Common Stock. Due to the Company's common control over NW Entertainment, Four Star and NWCG, in connection with this transaction, the Company recorded a credit to goodwill of $20.7 to reflect the excess of the Company's carrying value of NWCG over its historical book value. The reduction in goodwill will be amortized over a 40-year period.

         NWCG completed an equity offering (the "NWCG Offering") pursuant to which each holder of record other than Andrews ("Record Holders") of the Class B Common Stock or of Existing $.01 Warrants on March 9, 1994 (the "Record Date") was entitled, in accordance with NWCG's Amended and Restated Certificate of Incorporation and the NW Television Merger Agreement, to subscribe for 1.90732627 shares of Class B Common Stock (or, under certain circumstances, Class A Warrants, Series 2 of NWCG, exercise price $.01 per share (the "new $.01 Warrants" and, together with the Existing Warrants, the "Warrants")) for each share of Class B Common Stock or Existing $.01 Warrant owned by such Record Holder as of the close of business on the Record Date. The NWCG Offering, which expired on March 31, 1994, resulted in a non-cash gain to the Company of $31.0.

(C)      STATION ACQUISITIONS AND DISPOSITIONS

         In September and October 1994, NWCG consummated the acquisition of four broadcast television stations, KSAZ-TV (Phoenix), WDAF-TV (Kansas City), WGHP-TV (Greensboro-High Point) and WBRC-TV (Birmingham) from CitiCasters (the "CitiCasters' Stations") for consideration of $359.4 plus the Class D Warrant with an estimated fair value of $10.0. The fair value of assets acquired and liabilities assumed were $378.0 and $8.5, respectively. On March 31, 1995, NWCG granted to Fox Television Stations, Inc. ("Fox") an option to acquire both WGHP-TV and WBRC-TV for approximately $140.4, subject to certain adjustments. NWCG contributed the stock of the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

subsidiaries which own and operate WGHP-TV and WBRC-TV to a trust of which NWCG is the beneficiary (the "Trust"). NWCG had no role in the management or operation of the stations contributed to the Trust. Further, NWCG borrowed approximately $40.4 from Fox, secured by the beneficial interest in the Trust and non-recourse to any other assets of NWCG. In July 1995 Fox purchased WBRC-TV for $100.0 under the terms of the purchase option. The consideration for the purchase consisted of $74.1 of the option payment applied to the purchase price and a reduction of the note payable to Fox. As of December 31, 1995, NWCG retained WGHP-TV in the Trust and had corresponding non-recourse debt of $16.7. In the first quarter of 1996, Fox purchased WGHP-TV under the terms of the agreement and all of the remaining non-recourse debt was extinguished.

         In March 1995, NWCG sold its investment in WSBK-TV ("the Boston Station") for gross proceeds of $107.5. NWCG recorded a gain on the sale of $41.7. NWCG repaid $19.5 of the Bank Credit Agreement Loans in March 1995 and $77.3 of the Step-Up Notes in April 1995 from the net proceeds of the Boston Station sale. (See Note 9).

         NWCG purchased certain debt and equity securities of Argyle Television Holding, Inc. ("Argyle") for total consideration of approximately $750.4, including $100 in cash paid for an option in 1994 and assumption of debt of approximately $283.6. The fair value of assets acquired and liabilities assumed were $778.5 and $318.4, respectively. For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis), and WVTM-TV (Birmingham, Alabama). The Company changed the network affiliation of three of these stations to the Fox Network. Upon consummation of the affiliation changes, NWCG issued Series C Preferred Stock to Fox for consideration of approximately $62.8.

(D)      SKYBOX ACQUISITION

         On April 27, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox International Inc. ("SkyBox"), Marvel and an indirect wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share. The purchase price, including fees, expenses and other acquisition costs, totaled $165.0. The transaction was accomplished through a tender offer and subsequent merger (the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not tender their shares. The SkyBox Acquisition was financed by a borrowing under a term loan agreement with a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "U.S. Term Loan Agreement") (see
Note 9).

         The SkyBox Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on their respective fair values at April 27, 1995. The fair value of assets acquired and liabilities assumed were $35.7 and $28.6, respectively.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

(E)      INVESTMENT IN TOY BIZ

         On March 19, 1993, Marvel entered into an agreement (the "Toy Biz Agreement") with Zib, Inc. (formerly Toy Biz, Inc. ("Predecessor")), its controlling stockholder and Avi Arad, a well-known designer of toys, for the formation of Toy Biz. Toy Biz is a developer, marketer and distributor of toys, including MARVEL SUPER HEROES action figures, and Toy Biz's most popular lines based on Marvel's mutant X-MEN and SPIDER-MAN and third party licensed toys, such as its Gerber infant products. Toy Biz also designs, markets and distributes its own line of proprietary children's toys, also including BABY TUMBLES SURPRISE and POOCH, THE GOOD PUPPY.

         Avi Arad and a company he owns entered into certain consulting and licensing agreements with Toy Biz. Avi Arad also received options to purchase 2,000,000 shares of Marvel's Common Stock at an exercise price of $9.75 per share. On March 2, 1995, Toy Biz completed an initial public offering in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. Avi Arad also sold 700,000 shares of class A common stock owned by him in the Toy Biz IPO. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of approximately $44.1 were used to pay outstanding amounts due under the advance from Marvel and the sole stockholder of the Predecessor and for working capital and general corporate purposes. Marvel recorded a gain of approximately $14.3 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6%, and its voting control increased to approximately 85.3%. The Company's statements of operations and financial position include the operations of Toy Biz since the Toy Biz IPO on March 2, 1995.

(F)      PURCHASE OF MARVEL SHARES

         On May 7, 1993, a wholly owned subsidiary, Marvel (Parent) Holdings Inc. ("Parent Holdings"), consummated a tender offer for 20 million shares of common stock of Marvel at a price of $15 per share in cash (the "Tender Offer"). The Company has also purchased shares of Marvel common stock on the open market. The Tender Offer and open market purchases increased the Company's indirect ownership of Marvel common stock from approximately 60% to approximately 79% as of December 31, 1995 and resulted in goodwill of approximately $329.4. The Tender Offer was financed with the proceeds received from the private placement of senior secured discount notes of Marvel Holdings Inc. and from other cash resources. (See Note 9).

(G)      PANINI

         Pursuant to a Stock Purchase Agreement dated as of August 4, 1994 (the "Stock Purchase Agreement"), by and among Panini Publishing International S.A., Istituto Geografico De Agostini S.p.A., Bain Gallo Cuneo Capital Investments S.p.A., Killawlan Ltd. and Cabra International Ltd. (collectively, the "Sellers"), Marvel and Marvel Comics Italia S.r.l ("Marvel Italia") acquired all of the equity of Maxwell Communications Italia S.p.A. ("MCI"), the holder of all of the equity of Panini

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

S.r.l. (the "Panini Acquisition"). The purchase price for the entire equity of MCI was Italian Lire 251.5 billion (approximately $158.4 based on exchange rates in effect on the date of acquisition) plus fees and expenses of approximately Italian Lire 6.4 billion (approximately $4.0 based on exchange rates in effect on the date of acquisition). Effective September 1, 1994, Marvel Italia and Panini S.r.1. merged operations under the name Panini S.p.A. ("Panini").

         The Panini Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to assets and liabilities of Panini based on their respective fair values at August 31, 1994. The purchase price and expenses associated with the acquisition exceeded the fair values of Panini's net assets by Italian lire 170.8 billion ($107.6 based on exchange rates in effect on the date of acquisition) and has been assigned to goodwill and other intangibles, which is being amortized over forty years on the straight-line basis. The fair value of assets acquired and liabilities assumed were $114.5 and $59.7, respectively.

         The Panini Acquisition was financed by a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility (the "Term Loan Facility") of Italian Lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition) and from additional funds borrowed under Marvel's Amended and Restated Credit Agreement (See Note 9). Related fees and expenses were approximately $1.0.

(H)      OTHER ACQUISITIONS

         On March 31, 1993, Four Star acquired fifty percent of the issued and outstanding common stock of Genesis, for (i) $3.0 of cash, (ii) $10.0 of notes payable issued to Genesis and its selling stockholders and (iii) the assignment to Genesis of a $2.0 note receivable from an affiliate of Genesis. In March 1994, NWCG acquired the remaining 50% interest in Genesis for NWCG equity securities valued at approximately $17.2.

         On November 15, 1993, the Company purchased a 37.5% interest in Guthy-Renker, a marketer of various products through infomercials, for approximately $7.0 in cash and a promissory note in an original amount of approximately $18.0 (the "Guthy-Renker Note"). The Company has a three year option from the date of purchase to increase its interest to 50%.

         In May 1994, NWCG purchased Moving Target Productions, Inc. ("Moving Target") for NWCG equity securities valued at approximately $8.2.

         During the fourth quarter of 1994, Marvel purchased all of the outstanding shares of capital stock of Malibu Comics Entertainment, Inc. ("Malibu"), a comic book publisher, and acquired certain license agreements and all of the outstanding shares of capital stock of Welsh Publishing Group, Inc. ("Welsh"), a publisher of children's magazines. In addition, Marvel acquired the distribution operations of Superhero Enterprises Inc. ("Heroes World"), a distributor and marketer of comic books, cartoon character related entertainment trading cards, games and toys. The aggregate purchase price for these acquisitions was approximately $30.0 (including fees and expenses), including payments of $4.5 which were not made as of

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

December 31, 1995. These acquisitions were accounted for using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on their estimated respective fair values at the date of their respective acquisitions. The purchase price and expenses associated with the acquisitions exceeded the fair values of net assets acquired by approximately $35.0 and have been assigned to goodwill, which is being amortized over twenty to forty years on the straight-line basis.

         In July 1995 NWCG purchased Cannell for NWCG Series E Cumulative Preferred Stocks valued at approximately $30 million and certain other consideration.

         During 1995, Toy Biz acquired certain assets and assumed certain liabilities of Spectra Star, Inc., a kite, outdoor and flying toy company. The purchase price, including estimated fees and expenses related to the acquisition, totaled approximately $13.6. The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to the assets based on their respective fair values at the date of acquisition is subject to finalization. The purchase price and expenses associated with this acquisition exceeded the fair value of net assets acquired by $9.6 and has been assigned to goodwill, which is being amortized over forty years on the straight-line basis.

         During the fourth quarter of 1995, Panini acquired the remaining balance of the equity interest held by its joint venture partner in Brazil, Editora Abril Panini (now Panini Brazil). The purchase price, including estimated fees and expenses related to the acquisition, totaled approximately $11.8. The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price to assets and liabilities based on their respective values at the date of acquisition is subject to finalization. The purchase price and expenses associated with this acquisition exceeded the fair value of net assets by $10.1 and have been assigned to goodwill, which is being amortized over forty years on the straight-line basis.

         The results of operations of these companies on a pro forma basis as if they had occurred at the beginning of the respective years of acquisition, individually and in the aggregate, were not significant to the Company.

3.       PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma consolidated financial information gives effect, as of January 1, 1994, to the acquisition of Panini and SkyBox, the NWCG Merger, the NWCG Offering, the acquisition of the remaining 50% of the stock of Genesis, the purchase of the CitiCasters' stations, the disposal of WGHP-TV, WBRC-TV and WSBK-TV, the acquisition of the Argyle stations and the issuance of preferred stock of NWCG. The pro forma financial results do not necessarily reflect either future results or the results that would have occurred had the transactions discussed above actually occurred on the date indicated.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                        (UNAUDITED)
                                                        YEAR ENDED
                                                       DECEMBER 31,
                                             ----------------------------------
                                                  1995               1994
                                             ---------------     --------------
Net revenues                                      $1,482.4            $1,264.1
Loss before extraordinary item and
 cumulative effect of accounting change             (234.7)              (93.1)
Net loss                                            (238.0)              (93.1)


4.       INVENTORIES

                                                        DECEMBER 31,
                                             ----------------------------------
                                                  1995               1994
                                             ---------------     --------------

Raw materials                                       $23.7              $17.6
Work-in progress                                     22.3               13.2
Finished goods                                       58.8               21.9
Less:  Reserve for obsolescence                     (22.4)              (1.7)
                                                    ------             ------
                                                    $82.4              $51.0
                                                    =====              ======

5.       FILM COSTS

         Film costs, net of accumulated amortization consists of the following:

                                                       DECEMBER 31,
                                             ----------------------------------
                                                  1995               1994
                                             ---------------     --------------
Current
Released                                              $55.2              $43.9
In process and development                             28.6               18.5
                                                      -----              -----
                                                      $83.8              $62.4
                                                      =====              =====


                                                       DECEMBER 31,
                                             ----------------------------------
                                                  1995               1994
                                             ---------------     --------------
Non-Current
Released                                              $31.8              $43.6
In process and development                              3.6                1.3
                                                      -----              -----
                                                      $35.4              $44.9
                                                      =====              =====

         Non-current film costs are included in other assets. Accumulated amortization of film costs was $649.0 and $549.2 at December 31, 1995 and 1994.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


6.       PROPERTY, PLANT AND EQUIPMENT, NET

                                               DECEMBER 31,
                                    ------------------------------------
                                         1995                 1994
                                    ---------------      ---------------
Land and buildings                          $110.7                $95.5
Machinery, equipment and towers              201.1                131.3
Furniture and fixtures                        35.9                 25.6
Leasehold improvements and other               8.2                  5.8
Construction-in-progress                       4.7                  7.6
                                            ------               ------
                                             360.6                265.8
Less: Accumulated depreciation
  and amortization                           (69.9)               (33.8)
                                            ------               ------
                                            $290.7               $232.0
                                            ======               ======

         Depreciation expense was $36.9, $18.8 and $9.5 in 1995, 1994 and 1993, respectively.

7.       INTANGIBLE ASSETS

                                                  DECEMBER 31,
                                      ----------------------------------
                                           1995               1994
                                      ---------------     --------------

Network affiliation agreements,
     broadcast licenses, goodwill,
     excess reorganization value
     and other                              $2,589.7           $1,732.7
Less:  Accumulated amortization               (149.7)             (84.3)
                                            --------           --------
                                            $2,440.0           $1,648.4
                                            ========           ========

8.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                  DECEMBER 31,
                                    ------------------------------------
                                         1995                 1994
                                    ----------------      --------------

Trade accounts payable                       $118.9               $85.3
Interest                                       30.0                23.0
Income taxes                                   33.8                14.3
Compensation, commissions and
  related benefits                             31.5                29.7
Reserve for returns                            59.0                47.6
Royalties and incentives                       33.5                14.2
Other                                          87.8                72.8
                                             ------              ------
                                             $394.5              $286.9
                                             ======              ======

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


9.       DEBT

                                                                     DECEMBER 31,
                                                           -----------------------------------
                                                               1995                 1994
                                                           ---------------      --------------
Marvel Entertainment Group, Inc.:
     Amended and Restated Credit Agreement (a)                   $   87.5            $  242.5
     Term Loan Agreement (a)                                        139.5               141.5
     U.S. Term Loan Agreement (a)                                   350.0                   -
     Capitalized leases and other debt                                9.5                 0.3
     Toy Biz Credit Facility (a)                                        -                   -
Marvel Holdings Inc. 11.25% Discount Notes (b)                      402.8               361.0
Marvel (Parent) Holdings Inc. 11 7/8% Discount Notes (c)            193.4               172.3
Marvel III Holdings Inc. 9 1/8% Senior Secured Notes (d)            125.0               125.0
Marvel IV Holdings Inc. Credit Agreement (e)                        373.0               234.0
New World Communications Group Incorporated:
     Acquisition Credit Agreement (f)                               400.0                25.0
     Guthy-Renker Note (g)                                              -                 7.9
     Bank Credit Agreement Loans (h)                                 27.6                48.3
     Step-Up Notes (i)                                              114.4               199.7
     11% Notes (j)                                                  373.7               373.7
     NW Entertainment Credit Agreement (k)                           76.0                   -
NWCG Holdings Corporation 13.75% Discount Notes (l)                 261.1               227.6
Four Star Holdings Corp. Senior Notes due 1999 (m)                   46.2                46.2
Andrews Group Incorporated:
     10% Debentures (n)                                              26.8                24.4
     12 3/4% Debentures (o)                                          14.1                13.6
Other notes and mortgages                                             5.3                 6.7
                                                                 --------            --------
                                                                  3,025.9             2,249.7
     Less current portion                                           (74.9)             (100.8)
                                                                 ---------           --------
                                                                 $2,951.0            $2,148.9
                                                                 ========            ========

(a) Marvel's long-term debt principally represents the outstanding balance of the U.S. Term Loan Agreement entered into in April 1995, the Amended and Restated Credit Agreement effective August 30, 1994 between Marvel, a syndicate of banks, the Co-Agents and Chemical Bank, as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement effective August 30, 1994, between the Company and Instituto Bancario San Paolo Di Torino S.p.A. The U.S. Term Loan Agreement is repayable in six semi-annual installments beginning August 31, 1999. The Term Loan Agreement is repayable in fourteen increasing semi-annual installments, which began February 28, 1995. Portions of the revolving credit facility under the Amended and Restated Credit Agreement mature on September 1, 1999, 2000 and 2001.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), plus the Applicable Margin (as defined in this paragraph), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement). Eurodollar Rate Loans will, at the option of Marvel, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2 1/2% through the first Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to 2 1/2% thereafter, to be determined based on Marvel's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on Marvel's financial performance.

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans, 5/8 of 1% to 2%, to be determined based on Marvel's financial performance and (b) with respect to Negotiated Rate Loans, 1%.

         In connection with the U.S. Term Loan Agreement, Marvel also entered into an amendment to the existing Amended and Restated Credit Agreement which, among other things, permitted Marvel to incur the indebtedness under the U.S. Term Loan Agreement. Pursuant to this amendment, the Applicable Margin under the existing Amended and Restated Credit Agreement for Alternate Base Rate loans will range from 0% to 1% and for Eurodollar Rate loans will range from 5/8 of 1% to 2%, in each case depending on Marvel's financial performance.

         The average cost of borrowings for the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8 7/8% for the year ended December 31, 1995. The average cost of borrowings for the Amended and Restated Credit Facility for the year ended December 31, 1994 was 5.6% , and the average cost of borrowings for the Term Loan Agreement was 9.5% for the four months ended December 31, 1994.

         The undrawn commitments under the revolving credit portion of the Amended and Restated Credit Agreement at December 31, 1995 were $32.5. The Amended and Restated Credit Agreement requires Marvel to pay a commitment fee of 1/4 to 3/8 of 1% per annum on the unused portion.

         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement and the Term Loan Agreement include various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financings of this type, including a change of ownership covenant of more than 25% of the voting shares of Marvel. Mandatory prepayments are required to be made

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


out of net proceeds from sales of assets by Marvel, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

         As a result of the refinancing of the term loan portion of the Amended and Restated Credit Agreement, Marvel recorded a $3.3 extraordinary charge, net of taxes of $2.1, during the second quarter of 1995, which represents the write-off of related deferred financing costs.

         During March 1996, Marvel amended its agreements with its lenders providing for, among other things, an additional $25.0 revolving credit facility, which will expire on December 31, 1996. This revolving credit facility is pari passu to the loans extended by the banks pursuant to Marvel's existing loan agreements. Marvel also secured all of its bank loans with the domestic assets of Marvel.

         In connection with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which Chemical Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the Toy Biz credit facility bear interest at either Chemical Bank's alternate base rate or at the Eurodollar rate plus the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The Toy Biz credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility. At December 31, 1995, no amounts were drawn against the credit facility.

         The Toy Biz credit facility, as amended, contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The Toy Biz credit facility also requires an annual reduction commencing January 1, 1996 of outstanding borrowings to zero for a period of 45 consecutive days commencing during the first six months of the calendar year. In addition, the Toy Biz credit facility requires that (a) Marvel continue to control a majority of the voting power of Toy Biz and (b) the exclusive royalty free perpetual worldwide license agreement between Toy Biz and Marvel remain in effect.

(b) On April 22, 1993, Marvel Holdings issued and sold $517.4 principal amount at maturity of senior secured discount notes (the "Old Marvel Holdings Notes") in a private placement. Subsequent to the private placement, the Old Marvel Holdings Notes were exchanged for Series B Senior Secured Discount Notes (the "Marvel Holdings Notes"), pursuant to a registration statement on Form S-1 which was filed with the Securities and Exchange Commission (the "SEC"). The Marvel Holdings Notes mature on April 15, 1998 and are secured by 48 million shares of Marvel common stock. There will be no periodic payments of interest on the Marvel Holdings Notes which were offered at a substantial discount from their principal amount which represents a yield to maturity of 11 1/4%. The indenture pursuant to which the Marvel Holdings Notes were issued contain various restrictions on new indebtedness, sale or transfer of assets, payment of dividends and change in control.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


Additionally, the indenture requires Marvel Holdings to hold a majority of the outstanding shares of Marvel common stock at all times.

(c) On October 20, 1993, Parent Holdings issued and sold $251.7 principal amount of 11 7/8% Senior Secured Discount Notes (the "Parent Notes") pursuant to a registration statement on Form S-1 which was filed with the SEC. There will be no periodic payments of interest on the Parent Notes which were offered at a substantial discount from their principal amount which represents a yield to maturity of 11 7/8%. The Parent Notes mature on April 15, 1998 and are secured by 20 million shares of Marvel common stock owned directly by Parent Holdings and all of the outstanding shares of Marvel Holdings common stock. The net proceeds of the offering of approximately $144.9 were used to repay advances from and other indebtedness to Mafco Holdings and its affiliates. The indenture pursuant to which Parent Holdings Notes were issued contains various restrictions on new indebtedness, sale or transfer of assets, payment of dividends and change in control. Additionally, the indenture requires Parent Holdings to hold or cause Marvel Holdings together with Parent Holdings to hold a majority of the outstanding shares of Marvel common stock at all times.

(d) On February 18, 1994, Marvel III Holdings Inc. ("Holdings III") issued and sold $125.0 principal amount of 9 1/8% Senior Secured Notes due 1998 (the "Senior Notes") in a private placement. Subsequent to the private placement, a registration statement on Form S-1 was filed with the SEC to exchange the Senior Notes for 9 1/8% Series B Senior Secured Notes due 1998 (the "Holdings III Notes"). The Holdings III Notes mature February 15, 1998, with interest payments payable in semi-annual installments on February 15 and August 15 of each year, commencing August 15, 1994. The net proceeds from the offering of approximately $121.2 were used to repay indebtedness to Mafco Holdings and its affiliates. The Holdings III Notes are guaranteed on a non-recourse basis by Parent Holdings, which guaranty is secured by a first priority lien on approximately 9.3 million shares of Marvel common stock.

(e) In July 1994, Marvel IV Holdings, Inc., a wholly owned subsidiary of the Company ("Marvel IV Holdings"), entered into a bank credit agreement (the "Marvel IV Credit Agreement") with Citibank, N.A. as agent for a group of banks. The Marvel IV Credit Agreement provided for borrowings up to $240.0. The agreement was amended on June 29, 1995 and on December 15, 1995 (the "Second Amended Marvel IV Credit Agreement"). The Second Amended Marvel IV Credit Agreement provides for a $305.0 term loan facility and $125.0 revolving credit facility. The revolving credit facility matures on September 1, 1997. The term loan facility matures on September 1, 1997 with scheduled quarterly payments of $10.0 from March 1, 1996 through and including June 1, 1997 and a final payment of $245.0 on September 1, 1997. Borrowings outstanding under the Second Amended Marvel IV Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.25%-3.00% or (ii) the Eurodollar Rate (as defined) plus a margin of 4.00-5.50%. The margin varies based upon the sum of the aggregate amount of outstanding borrowings plus the aggregate unused commitments. Marvel IV's obligations are guaranteed by certain affiliates of the Company. As of December 31, 1995, Marvel IV borrowed $305.0 and $68.0 under the term and revolving credit facilities, respectively. Borrowings outstanding

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


as of December 31, 1995 bore interest at a rate of 11.3%. Net proceeds from these borrowings were advanced to Mafco Holdings and its subsidiaries.

(f) NW Acquisition has a $400.0 revolving credit facility (the "NW Acquisition Credit Facility") which has a final maturity on September 29, 2001. The NW Acquisition Credit Facility bears interest at the Eurodollar rate plus 1.5% to 2.75% or the prime rate plus .25% to 1.5%, at NW Acquisition's option. NW Acquisition's debt leverage ratio determines the premium above those rates. Up to $25.0 of the NW Acquisition Credit Facility is available for working capital needs and up to $375.0 is available for qualifying acquisitions of broadcast television stations through September 29, 1996 at which time the revolving credit will convert to term loans maturing in five years. The term loan has mandatory quarterly repayments based on various percentages of the outstanding balance plus mandatory annual prepayments based upon the dispositions of certain assets and upon excess cash flow, as defined. The NW Acquisition Credit Facility is secured by liens on common stock and intercompany notes of subsidiaries holding the assets and liabilities of the acquired stations, as defined. The weighted average interest rate in effect at December 31, 1995 was 8.10%.

(g) Andrews Group issued the Guthy-Renker Note in connection with its acquisition of an interest in Guthy-Renker on November 15, 1993. The note was paid in 1995.

(h) NW Television's term loan facility ("Bank Credit Agreement Loans") has a final maturity on June 30, 1998 and bears interest at LIBOR plus 2.25% or prime plus 1.25%, at NW Television's option. Minimum annual principal payments which are shared with holders of the Step-Up Notes (see (i) below) are $6.0 in 1996 and $8.9 in 1997 (as adjusted for a mandatory payment made in 1995). There are mandatory annual prepayments based upon the excess cash flow of NW Television, as defined, with the balance due at maturity. The Bank Credit Agreement Loans are secured by liens on the common stock and intercompany notes of the broadcast stations held by NW Television (the "Pledged Collateral"). The weighted average interest rate in effect at December 31, 1995 was 8.17%.

(i) NW Television's Senior Secured Notes maturing June 30, 1998 (the "Step-Up Notes") bear interest at 7.5% to May 25, 1996, 8.5% to May 25, 1997 and 9.5% thereafter, payable quarterly. Interest expense on the Step-Up Notes is accrued at 7.82%, which represents the effective interest rate over the remaining term of the notes. The excess of interest accrued at the effective rate over interest at the stated rate of the notes is included in other noncurrent liabilities. Noteholders are entitled to share pro rata with holders of Bank Credit Agreement Loans in all mandatory payments. The remaining principal balance is due at maturity. The Step-Up Notes are redeemable at NW Television's option at any time prior to maturity at 100% of outstanding principal plus accrued interest. The Step-Up Notes are secured by the Pledged Collateral on a pari passu basis with the Bank Credit Agreement Loans.

(j) NW Television's Senior Secured Notes maturing on June 30, 2005 (the "11% Notes") bear interest at 11% to maturity, payable semi-annually. The 11% Notes are redeemable at NW Television's option at any time on or after June 30, 1998 at 101% of outstanding principal amount prior to June 30, 1999 and 100% thereafter, plus accrued interest. 50% of the original principal amount of the 11% Notes must be redeemed on June 30, 2004 at 100% of the outstanding principal

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


amount plus accrued interest. The remaining balance is due at maturity. The 11% Notes are secured by a lien on the Pledged Collateral, third in priority behind permitted letters of credit, the Bank Credit Agreement Loans and Step-Up Notes.

(k) NW Entertainment has a $100 revolving credit facility with a final maturity on March 24, 1999 with interest at Eurodollar rate plus 11/2% or a prime rate plus 1/2%. NWCG has the option of the Eurodollar or prime rates. Borrowings are based on eligible accounts receivable and are secured by film costs, receivables and other assets. The weighted average interest rate in effect at December 31, 1995 was 7.76%.

(l) During 1994, NWCG Holdings Corporation ("NWCG Holdings"), a wholly owned subsidiary of the Company, issued and sold $420.5 principal amount of Senior Secured Discount Notes due 1999 (the "NWCG Holdings Notes"). The net proceeds of the offering of $212.3 were used to repay indebtedness to affiliates. The NWCG Holdings Notes require no cash interest payments until maturity on June 15, 1999 and yield approximately 13.8% per annum. The NWCG Holdings Notes are secured by a first priority pledge of 34,510,000 shares of NWCG Class B Common Stock and limit NWCG Holdings and NWCG's ability to incur additional indebtedness.

(m) In connection with the acquisition of NW Entertainment in 1989, Four Star Holdings Corp. ("Four Star Holdings"), a wholly owned subsidiary of the Company, issued $46.2 of notes (the "Senior Notes"). The Senior Notes are due in 1999 with interest payable February 1, May 1, August 1 and November 1. The applicable interest rate is LIBOR plus 1 1/2%. The interest rate was 8.5% and 7.13% at December 31, 1995 and 1994, respectively. The Senior Notes are secured by irrevocable standby letters of credit (which are guaranteed by M&F Holdings and secured by securities held by an affiliate). Commitment fees ranging from 2% to 2 1/4% per annum are payable on the outstanding letters of credit.

(n) In connection with the Andrews Merger, the Company issued 10% Senior Subordinated Debentures due 1999 (the "10% Debentures"). During 1992, in connection with the settlement of certain litigation, $4.1 face value of 10% Debentures were issued. The 10% Debentures have a face value of $31.2 and were recorded with an original issue discount. The 10% Debentures pay interest semi-annually and mature on December 31, 1999. However, in accordance with the settlement of certain litigation, the Company has agreed to exercise its optional right to redeem the 10% Debentures on June 30, 1997 and to use its best efforts to cause a registered broker to make a market in the 10% Debentures. The discount is amortized over the life of the debentures to June 1997. The unamortized discount at December 31, 1995 and 1994 was $4.5 and $6.8, respectively.

(o) In July 1986, the Company issued $80.0 of 12 3/4% Subordinated Debentures due 1996 (the "12 3/4% Debentures"). The 12 3/4% Debentures pay interest semi-annually on January 1 and July 1 and mature on July 1, 1996. On June 15, 1988, the Company repurchased approximately $65.7 principal amount of the 12 3/4% Debentures through an offer to purchase and consent solicitation. The Company, at its option, may redeem the 12 3/4% Debentures at par. Through December 31, 1995, no redemptions have been made.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         In connection with the Andrews Merger, effective June 4, 1990, 43% of the 12 3/4% Debentures were revalued utilizing an effective interest rate of 16%. The discount for imputed interest of $2.0 is being amortized over the remaining life of the 12 3/4% Debentures. The unamortized discount at December 31, 1995 and 1994 was $0.3 and $0.7, respectively.

         The intercompany notes pledged as collateral under certain debt agreements of NWCG may be subordinated by NWCG to up to $95.0 of trade debt of the broadcast television stations.

         NWCG's debt agreements contain various ratios and covenants, including restrictions on additional indebtedness, investments, capital expenditures, transactions with affiliated companies and payment of dividends.

         The aggregate scheduled amounts of debt maturities and sinking fund requirements in the years 1996 through 2000 are $74.7, $420.4, $1099.8, $675.3 and $228.5, respectively.

10.      RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1995, 1994 and 1993, Toy Biz accrued royalties of $5.7, $6.5 and $4.3 to Mr. Arad for toys he invented or designed.

         During 1994, Marvel entered into an apparel license with Classic Heroes, Inc. an affiliate of Toy Biz controlled by a non-Mafco Holdings director. Under the contract, Marvel recognized $5.0 of income in 1994. In 1995, Marvel, at its initiation, terminated the contract and incurred $4.0 of costs which has been charged to operations.

         Effective July 1, 1993, Marvel purchased all of the outstanding shares of common stock of Marvel Comics Limited ("Marvel U.K.") from Marvel Holdings. The purchase price was approximately $1.9 (including fees and expenses). Since Marvel and Marvel U.K. were under common control, this transaction was accounted for at historical cost. In connection with the transaction, a credit of $0.8 to additional paid-in capital was recorded.

         "Other assets" at December 31, 1995 and 1994 includes $2.9 debt securities issued by M&F Holdings and an affiliate that were purchased in the open market.

         The Company has depended upon advances and/or capital contributions from M&F Holdings and its affiliates to meet its cash needs. At March 1, 1996, December 31, 1995 and December 31, 1994, such outstanding advances to the Company and its subsidiaries were $310.7, $307.1 and $154.2, respectively.

                  At March 2, 1996, an aggregate of 78.0 million shares, or 76.7%, of common stock of Marvel were pledged to secure indebtedness or letters of credit of subsidiaries of Mafco Holdings, including Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings Inc. In addition,

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


2.9 million shares are subject to a negative pledge under the terms of the Marvel Holdings Notes Indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness. At December 31, 1995 and 1994, $46.7 of the Company's indebtedness was guaranteed by M&F Holdings. The guarantees are subordinated obligations of M&F Holdings and are partially secured by assets of M&F Holdings.

         At December 31, 1994, Holdings III had advances of $8.3 to Mafco Holdings as permitted under the Holdings III indenture. Such advance was repaid in 1995. At March 1, 1996, December 31, 1995 and December 31, 1994, Marvel IV had advanced $498.0, $441.0 and $216.3 to Mafco Holdings and its subsidiaries representing the net proceeds from the borrowings under the Marvel IV Credit Agreement.

         Through 1995 Holdings III's principal source of cash to pay interest on the Holdings III Notes was payments from Marvel under a tax sharing agreement. During 1995 and through March 28, 1996, Holdings III received $6.5 of capital contributions to pay interest on the Holdings III Notes.

         NW Entertainment leases its principal office space from an affiliate of the Company. The lease, which has payments of $2.8 per year, expires in 2005 and has one five-year renewal option.

         At December 31, 1995 and 1994, the Company has unsecured loans totalling $2.2 and $1.6 to certain executive officers of Andrews and Marvel.

11.      PREFERRED STOCK OF SUBSIDIARIES

FOUR STAR HOLDINGS

         In June 1989, Four Star Holdings issued 5,127 shares of Adjustable Rate Cumulative Preferred Stock at $1,000 per share to former NW Entertainment management stockholders in connection with the acquisition of NW Entertainment. The dividend rate is 60% of the sum of LIBOR plus 1 1/2% to be paid quarterly on February 1, May 1, August 1 and November 1. At its option, Four Star Holdings may redeem the preferred stock at par. The preferred stock is non-voting and has a mandatory redemption requirement at par on June 8, 1999.

NWCG

         In March 1994, NWCG issued 1,200,000 shares of preferred stock, Series A, $.01 par value per share ("NWCG Series A Preferred Stock") to an affiliate of Apollo Advisors, L.P. ("Apollo Advisors") for $60.0. The NWCG Series A Preferred Stock is mandatorily redeemable in 2009, bears a dividend of 6 3/8% per annum, converts to NWCG Class B Common Stock at $10.164 per share and has certain registration, preemptive and tag-along rights.

         In May 1994, Fox Television Stations, Inc. ("Fox") purchased $250.0 of NWCG Series B Junior Convertible Preferred Stock, par value $.01 per share (the "NWCG Series B Preferred Stock"),

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


which is convertible into 19,349,845 shares of NWCG Class A Common Stock at $12.92 per share. The NWCG Series B Preferred Stock has a liquidation preference of $.01 per share, is entitled to dividends only in an amount equal to dividends declared and paid on NWCG Class A Common Stock, is non-voting and is neither optionally nor mandatorily redeemable. This purchase resulted in a non-cash gain to the Company of approximately $50.5. NWCG and Fox also agreed to share equally in the deficiency of proceeds received by Fox under the targeted sales price, as defined, for Fox's Atlanta, Georgia and Dallas, Texas television stations. The Company recorded $19.8 as a reduction of the Series B Preferred Stock in 1995 pursuant to the agreement.

         Fox invested an additional $250.0 in NWCG through the purchase of NWCG Series C Preferred Stock and warrants to purchase up to 1,250,000 shares of NWCG Class A Common Stock at $15 per share and up to 4,625,000 shares of NWCG Class A Common Stock at $50 per share. The investment was made over 1994 and 1995, upon the effectiveness of affiliation agreements between NWCG's television stations and Fox. The NWCG Series C Preferred Stock is non-voting and mandatorily redeemable on the seventh anniversary of issuance at its aggregate liquidation preference of $250.0.

         In July 1995, NWCG issued 300,000 shares of NWCG Series E Cumulative Convertible Redeemable Preferred Stock ("NWCG Series E Preferred"), $.01 par value per share as consideration for the acquisition of Cannell. The NWCG Series E Preferred is redeemable at the option of NWCG after July 1998, bears a dividend rate of 7% per annum and is convertible to NWCG Class A Common Stock at $19.95 per share. The NWCG Series E Preferred Stock is non-voting and has a liquidation preference of $30.0.

12.      INCOME TAXES

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As permitted under SFAS No. 109, the Company chose not to restate prior periods. SFAS No. 109 requires a change from the deferred to the liability method of computing deferred taxes. The cumulative effect of this change was to increase the net loss for 1993 by approximately $1.7.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



         Components of the provision for income taxes consisted of the following:


                                                                              Year ended December 31,
                                                                              -----------------------
                                                              1995             1994          1993
                                                              ----             ----          ----
Income (loss) before provision for income taxes, minority
   interest, equity in net income of investees,
   extraordinary item and cumulative effect of
   accounting change:
      Domestic                                               ($243.6)         ($22.7)        ($16.1)
      Foreign                                                   34.6            11.6            0.6
                                                             -------         --------       -------
                                                             ($209.0)         ($11.1)        ($15.5)
                                                             ========         =======        =======

 Provision (benefit) for taxes:

 Current:
   Federal                                                     $  .9           $12.3           $9.6
   State and local                                               4.0             7.7            7.4
   Foreign                                                      11.1             5.8            2.3
                                                                ----           -----          -----
                                                                16.0            25.8           19.3

 Deferred:
   Federal                                                       6.7            (.7)           2.0
   State and local                                              10.8            1.2            1.0
   Foreign                                                       6.7            1.7             --
                                                               -----         ------       --------
                                                                24.2            2.2            3.0
                                                                ----         ------         ------
 Total                                                         $40.2          $28.0          $22.3
                                                                ====          =====          =====

         The Company provides for taxes as if it had filed a separate consolidated tax return. The Company with the exception of NWCG and Toy Biz, is included in the consolidated federal and certain state and local income tax returns of Mafco Holdings. NWCG began filing consolidated federal and certain state tax returns effective January 1, 1994. Prior to this date, tax returns were filed by NWCG's predecessor, NWTV. Effective March 1994, with the purchase of the capital stock of NW Entertainment and Four Star and the purchase of the remaining 50% of Genesis, NW Entertainment, Four Star and Genesis are included in NWCG's consolidated federal and certain state tax returns. Prior to this date NW Entertainment and Four Star were included in the consolidated federal and certain state and local income tax returns of the Company. Toy Biz files separate federal, state and local income tax returns.

         The provisions for federal income taxes in 1995, 1994 and 1993 related primarily to the earnings of subsidiaries which file separate tax returns. Marvel was not included in the federal consolidated returns of the Company for periods prior to May 18, 1993 and subsequent to June 30, 1994. At June 30, 1994, the Company's ownership percentage in Marvel was reduced below 80%, thus causing the company to treat Marvel as having deconsolidated for tax purposes. However, Marvel is still included in the consolidated federal tax return of Mafco Holdings, as Mafco Holdings, through the Company and other affiliates maintains greater than 80% ownership in Marvel. The Company has

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


not recorded a benefit for its separate company loss, including those of its subsidiaries, for the periods in which Marvel was not a member of the Company's consolidated group as the Company is not assured that it will be able to realize benefit for such losses in the future. During 1995, Marvel recorded a federal tax benefit which is partially offset by a provision for federal taxes at Toy Biz. In addition, the federal income tax provision includes a tax expense in 1995 and 1993 and a benefit in 1994 related to NWCG. NWCG's income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of WSBK. The liability associated with these taxes will be offset by utilization of NW Television's pre-bankruptcy plan effective date net operating losses. The utilization has been reflected as a reduction of excess reorganization value. The state and local and foreign tax provisions relate primarily to the operations of Marvel, NWCG and Toy Biz.

         A portion of the deferred foreign tax provision for the year ended December 31, 1994 relates to the utilization of foreign net operating loss carryforwards and has been recorded as a credit to goodwill.

         Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1995 and 1994, were as follows:
                                                 1995             1994
                                                -------          ------
Gross deferred tax assets:
    Trade receivables, net                       $9.2             $6.7
    Accounts payable and accrued expenses        41.4             13.0
    Other assets                                 20.1             13.2
    Film costs, net                              55.3             36.2
    Reserves related to foreign investments       7.3              6.5
    Foreign net operating loss carryforward       8.0              4.8
    Domestic net operating loss carryforward    341.6            261.4
                                                -----            -----
Total deferred tax asset                        482.9            341.8
Valuation allowance                            (317.1)          (251.4)
                                               -------          ------
    Net deferred tax asset                      165.8             90.4

Gross deferred liabilities:
    Licensing income                             14.4              8.8
    Intangibles                                 134.1            119.5
    Other liabilities, net                       62.1             17.1
                                                -----           ------
Total deferred tax liability                    210.6            145.4
                                                -----            -----
    Net deferred tax liability                 ($44.8)          ($55.0)
                                               =======           ======

         At December 31, 1995, the Company, excluding NWCG, had federal net operating loss carryforwards of approximately $350.0 which expire between 1998 and 2010.

         NWCG's net operating loss carryforward ("NOL") at December 31, 1995 was approximately $497.8 expiring in 2002 through 2010, of which approximately $430.2 is subject to certain limitations

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


under Section 382 described below. Limitations imposed by Section 382 of the Internal Revenue Code (the "Code") after a change of control limit the amount of NOL which will be available to offset future taxable income.

         At December 31, 1995, the Company has provided a valuation allowance relating to its NOL due to uncertainty as to the realization of taxable income in the future. In addition, NWCG has provided for a valuation allowance against the restricted NOL for the excess of NOL over the amount of taxable temporary differences which will reverse during the permitted carryover periods.

         The effective tax rate on loss before provision for income taxes, minority interest, equity in net income of investees, extraordinary item and cumulative effect of accounting change varies from the current statutory federal income tax rate as follows:

                                               Year ended December 31,
                                               -----------------------
                                             1995        1994      1993
                                             ----        ----      ----
         Statutory rate                      (35%)       (35%)     (35%)
         State and local taxes, net            5          51        38
         Nondeductible amortization expense   15          96        52
         Effect of rate change                 -           -        10
         Foreign taxes                         3          19        10
         U.S. loss without benefit            29         394        77
         Non taxable gain (loss)               1        (274)        -
         Other                                 1           1        (8)
                                             -----      ------    -----
         Effective rate                       19%        252%      144%
                                             =====      ======    =====

         The Company has not provided for taxes on undistributed foreign earnings of approximately $26.0 and $6.0 at December 31, 1995 and 1994, respectively, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

13.      EMPLOYEE BENEFIT PLANS

PENSION PLANS:

         Marvel has noncontributory defined benefit pension plans for salaried employees. The benefits are based on the employees' years of service and highest five years of compensation. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Employees are eligible to participate in the pension plan after two years of service at which time they are fully vested.

         Certain employees of NWCG not participating in union-sponsored plans who meet eligibility requirements are included in one of two company-sponsored defined benefit pension plans (the "Pension Plans"). Under the provisions of the Pension Plans, benefits are earned based on years of

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


service and the participants' average earnings during the three to five consecutive highest paid calendar years of employment.

         In certain of the Company's pension plans, the plan assets exceed the accumulated pension obligations ("Overfunded Plans") and in certain other plans, such obligations exceed the plan assets ("Underfunded Plans"). The following tables sets forth the funded status of the Company's plans with the respective amounts recognized in the consolidated balance sheets at the dates indicated:


                                                                                     December 31, 1995
                                                                      --------------------------------------------
                                                                      Overfunded        Underfunded
                                                                        Plans              Plans             Total
                                                                        -----              -----             -----
Actuarial present value of benefit obligations:
Accumulated benefit obligation, includes vested benefit
   of $69.7                                                              $58.9              $11.8            $70.7
Effect of projected salary increase                                       21.8                 -              21.8
                                                                          ----             -----              ----
Projected benefit obligation                                              80.7               11.8             92.5
Less plan assets (primarily listed stocks, U.S. bonds,
  money market and equity mutual funds) at fair value                     62.9                7.8             70.7
                                                                          ----              -----             ----
Plan assets less than projected benefit  obligation                      (17.8)              (4.0)           (21.8)
Unrecognized prior service  cost                                          (4.1)                -              (4.1)
Unrecognized net loss (gain)                                              10.6                (.1)            10.5
                                                                       -------            --------         -------
Accrued pension cost                                                    ($11.3)             ($4.1)          ($15.4)
                                                                        =======             ======          =======


                                                                                       December 31, 1994
                                                                      --------------------------------------------
                                                                      Overfunded        Underfunded
                                                                         Plans              Plans            Total
                                                                         -----              -----            -----
Actuarial present value of benefit obligations:
Accumulated benefit obligation, includes vested benefit
   of $41.1                                                               $4.8              $36.7            $41.5
Effect of projected salary increase                                        0.5               13.6             14.1
                                                                        ------             ------           ------
Projected benefit obligation                                               5.3               50.3             55.6
Less plan assets (primarily listed stocks, U.S. bonds,
  money market and equity mutual funds) at fair value                      5.7               38.5             44.2
                                                                        ------             ------           ------
Plan assets in excess of (less than) projected benefit
   obligation                                                              0.4              (11.8)           (11.4)
Unrecognized prior service  cost                                          (0.2)              (2.4)            (2.6)
Unrecognized net loss                                                        -                2.7              2.7
                                                                      --------           --------          -------
Prepaid (accrued) pension cost                                          $  0.2             ($11.5)          ($11.3)
                                                                        ======             =======          =======


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                   Year ended December 31,
                                                -------------------------------
                                                1995          1994        1993
                                                ----          ----        -----
Net pension cost includes the following
  components:
Service cost-benefits earned
  during the period.......................       $3.2          $ 3.5     $  1.8
Interest cost on projected
  benefits obligation.....................        5.7            4.5        2.5
Actual (return) loss on plan assets ......      (10.0)           1.3       (3.0)
Amortization of prior service costs.......        (.3)           (.2)
Unrecognized (loss) gain subject to
   amortization ..........................        4.5           (5.1)       0.7
                                                -----           -----     -----
Net periodic pension cost ................       $3.1           $4.0      $ 2.0
                                                =====           ====      =====

         The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation and net pension cost are 7.25% and 8.0%-8.5% for 1995 and 1994, respectively. The rate of increase in future compensation levels were 3.0%-5.0% for 1995 and 4.5%-5.0% for 1994. The expected long-term rate of return on plan assets were 8.0%-10.0% for 1995 and 8.0%-9% for 1994 and 1993.

POSTRETIREMENT BENEFITS AND OTHER PLANS

         NWCG provides certain additional benefits to retired or involuntarily terminated employees of certain subsidiaries based on years of service. As of December 31, 1995 and 1994 the Company had a liability of approximately $5.4 and $5.6, respectively, related to these benefits.

SAVINGS

         Certain subsidiaries of the Company participate in 401k Plans. Those subsidiaries match contributions to the 401k Plans equal to a percentage of each participant's contributions under certain circumstances.
Contributions by the Company under the 401k Plans are not significant.

14.      COMMITMENTS AND CONTINGENCIES

         The Company occupies various facilities and uses certain equipment under operating lease arrangements which expire through 2005 including renewal options. The leases for facilities require additional payments for property taxes, insurance and maintenance costs and are subject to periodic escalation charges. Minimum rental commitments under all non-cancelable leases at December 31, 1995, aggregated $30.7. Such commitments, net of income from subleases and excluding amounts included within restructuring charges, for each of the five years subsequent to December 31, 1995 are $7.9, $7.0, $6.1, $4.3 and $2.6, respectively. Rent expense amounted to $10.1, $9.6 and $5.5, net of sublease income, for the years ended December 31, 1995, 1994 and 1993, respectively.

         Minimum payments under Marvel's sports licensing contracts are $55.3, $43.6, $34.6 and $19.8 in 1996, 1997, 1998 and 1999, respectively.

         As of December 31, 1995, the broadcasting segment has commitments aggregating approximately $32.6 for various broadcast programming rights through 2000. Certain agreements

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


require the Company to purchase programming that has not yet been produced; the dollar amount of such contracts is not estimable.

15.      LEGAL PROCEEDINGS

         On March 9, 1995, a complaint, purporting to be a class action, was filed against SkyBox, certain of SkyBox's officers and directors and Marvel in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Strougo v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleges that SkyBox and certain of its officers and directors breached their fiduciary duties by accepting the cash tender offer and the merger at an unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleges that Marvel aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint seeks preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses.

         On March 16, 1995, a complaint, purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Court of Chancery in the State of Delaware in and for New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally makes allegations similar to those contained in the Strougo complaint and seeks similar injunctive and other relief.

         Marvel and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of Marvel's common stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artifically inflated the price of common stock by creating earnings expectations which Marvel did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to Marvel's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of Marvel. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. Marvel believes the plaintiff's case is meritless and plans to vigorously defend this matter.

         On March 10, 1994, Steven Cooperman commenced an action, on behalf of himself and purportedly derivatively on behalf of SCI Television, Inc. (or its purported successor corporation, NWCG) and as a class action, against certain of the officers and directors of NWCG, certain of their respective affiliates and certain of their advisors, asserting, among other things, breaches of fiduciary duty, unjust enrichment, constructive fraud and abuse of control in connection with the transactions contemplated by the Agreement (the "Action"). The Action is entitled Steven Cooperman, On Behalf

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles). The Action sought equitable relief and damages. Settlement of this litigation has been reached and preliminarily approved by the Court. Under the terms of the settlement, NWCG will issue 2 million warrants for the purchase of NWCG stock at the market price on the day of issue. The warrants will be exercisable over a 90-day period, 5 years from the date of issue. There was also a payment of cash consideration, the majority of which was expensed in 1994. In addition, as part of the settlement, Andrews will contribute the stock of L.C. Holdings, a company with an educational film library, to NWCG. When the securities are issued, the fair value of the securities will be reflected in NWCG's common stockholders' equity with a corresponding reduction to additional paid-in-capital.

         In February 1989, Robert Eckstein, et al. brought an action for violation of Federal securities laws against NW Entertainment and other parties (the "Eckstein Action"). In October 1988, Ralph Majeski, et al. brought an action for fraud, misrepresentation, breaches of contract and fiduciary duty and pendent state law claims against NW Entertainment and other parties (the "Majeski Action"). Classes were certified in both actions. In March 1992, the court granted a motion for summary judgment and dismissed both the Eckstein Action and the Majeski Action. Plaintiffs in the Majeski Action filed a motion for reconsideration, which was denied by the District Court on June 2, 1992. Notices of Appeal were filed in both actions.

         The plaintiffs in the Majeski action filed a lawsuit in the Circuit Court of Milwaukee County, Wisconsin on March 8, 1993 (the "Majeski State Court Action"). The Majeski State Court Action alleges essentially the same pendent state law claims that had been asserted in the federal Majeski Action.

         On August 20, 1993, the Court of Appeals for the Seventh Circuit vacated the district court judgments and remanded the cases to the district court for further proceedings. On November 18, 1993 the defendants filed a Petition for Writ of Certiorari with the United States Supreme Court, seeking review of the Court of Appeals Order. The defendant's petition was denied on or about January 18, 1994.

         In November 1993, both the Eckstein and Majeski plaintiffs filed motions seeking leave to amend the complaints. The defendants did not oppose the Eckstein plaintiffs' motion because those plaintiffs' did not add new claims or assert new theories. The Majeski plaintiffs' motion seeks to amend their Section 10(b) and breach of fiduciary duty claims, add a claim for treble damages under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. ss.ss. 1961-68 and delete certain common law claims and pursue them in a separate proceeding. The defendants filed papers opposing the Majeski plaintiffs' proposed amendments. A hearing on the foregoing motions was held on January 26, 1994. On January 27, 1994 the Court granted the Eckstein plaintiffs' motion to amend

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


and took the Majeski plaintiff's motion to amend under consideration. The Majeski State Court Action was voluntarily dismissed by the plaintiffs.

         In February 1994, the defendants filed motions for summary judgment in both actions. On August 31, 1994, the court denied the Majeski plaintiffs' motion to amend their first amended complaint, granted the defendants' motions for summary judgment in both the Eckstein and Majeski Actions and dismissed both actions with prejudice. The Eckstein plaintiffs filed a motion for reconsideration on September 15, 1994, which was denied by the court on October 28, 1994. Both the Eckstein and Majeski Actions were appealed by the plantiffs to the United States Court of Appeals for the Seventh Circuit. Oral argument for these appeals was held on April 17, 1995. On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc. The petition was denied by the Court of Appeals on July 21, 1995. Neither the Eckstein or Majeski plaintiffs sought review of the Seventh Circuit's decision in the Supreme Court.

         On July 27, 1995, the district court entered a final order taxing costs against the Majeski plaintiffs in favor of the defendants. The Court of Appeals for the Seventh Circuit affirmed that decision, in an unpublished order, on January 24, 1996, and issued its mandate on February 15, 1996. The Majeski plaintiff's time to file a petition for writ of certiorari in the Supreme Court has not yet expired.

         On or about July 6, 1995, the Majeski plaintiffs filed a purported class action lawsuit in the Circuit Court for Milwaukee County, Wisconsin, entitled Ralph Majeski, et al. v. Balcor Entertainment Company Ltd., et al., Case No. 95CV006579 (the "Second Majeski State Court Action"). The Second Majeski State Court Action is based on allegations similar to those in the Federal Court Majeski Action, and seeks similar relief. The complaint alleges claims based on state law asserting, among other things, breach of fiduciary duties, negligent and intentional misrepresentation and deceit, breach of contract, and a derivative claim on behalf of another defendant, Balcor Film Investors, and its successor. On October 23, 1995, plaintiffs filed an amended complaint, which made only minor, technical changes. On November 2, 1995, the court entered its order, without objection from the defendants, certifying the plaintiff-class and directing that notice be sent to all class members. NW Entertainment filed a motion to dismiss the complaint for lack of personal jurisdiction.

         On November 16, 1995, plaintiffs filed a Second Amended Complaint adding as a defendant the most recently appointed co-trustee of the BFI Trust. The newly-named defendant, joined by all other defendants, thereafter removed the case to United States District Court. On November 20, 1995, the District Court granted plaintiff's motion to remand and returned the case to the Circuit Court, Milwaukee County, State of Wisconsin. The New World defendants have now renewed their motion to dismiss for lack of personal jurisdiction in the state court in response to the Second Amended Complaint. No hearing date has yet been scheduled for the motion.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         The Company and its subsidiaries are also parties to various other litigation, some of which are in the process of being settled. The Company believes that it is unlikely that the outcome of all pending litigation in the aggregate will have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries taken as a whole.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



16.      BUSINESS SEGMENT DATA

         The Company is engaged in three lines of business: youth entertainment, broadcasting and production and distribution. Identifiable assets by industry include assets directly identified with those operations. Corporate assets consist primarily of cash and loans to affiliates. Financial information for the Company's segments is as follows:


                                                                     Year ended December 31,
                                                     -------------------------------------------
                                                          1995             1994           1993
                                                          ----             ----           ----
Net revenues:
    Youth entertainment                                  $829.3          $514.8           $419.3
    Broadcasting                                          376.8           302.1            164.9
    Production and distribution                           228.2            94.8             81.5
                                                      ---------         -------           ------
      Total net revenues                               $1,434.3          $911.7           $665.7
                                                      =========         =======           ======


Operating profit (loss) (1):
    Youth entertainment                                   $16.0          $115.1           $105.1
    Broadcasting                                           50.2            44.6             29.4
    Production and distribution                            (7.5)          (37.6)           (11.8)
                                                          ------        --------         --------
                                                           58.7           122.1            122.7
Unallocated expenses, net (2)                            (267.7)         (133.2)          (138.2)
                                                         -------        --------         --------
Loss before income taxes, minority interest,
  equity in net income of investees,
  extraordinary item and cumulative effect
  of accounting change                                  ($209.0)         ($11.1)          ($15.5)
                                                        ========         =======          =======


Identifiable assets:                                       1995            1994
                                                           ----            ----
    Youth entertainment                                $1,097.4          $774.0
    Broadcasting                                        1,843.3         1,437.1
    Production and distribution                           345.8           251.6
    Corporate                                             978.2           766.5
                                                      ---------       ---------
Total assets                                           $4,264.7        $3,229.2
                                                       ========        ========


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                                  Year ended December 31,
                                                       -----------------------------------------
                                                          1995             1994             1993
                                                          ----             ----             ----
Depreciation and amortization expense:
   Youth entertainment                                    $39.2           $14.9            $12.3
   Broadcasting                                            62.5            40.5             22.0
   Production and distribution                              4.5             2.9              3.1
   Corporate                                               20.9            19.9             10.0
                                                       --------          ------           ------
        Total depreciation
          and amortization expense                       $127.1           $78.2            $47.4
                                                         ======           =====            =====


Capital expenditures:

   Youth entertainment                                    $42.5            $4.2             $3.3
   Broadcasting                                            23.3            18.2              4.6
   Production and distribution                              4.9             5.0               .7
   Corporate                                                6.6             7.3              5.4
                                                        -------         -------           ------
        Total capital expenditures                        $77.3           $34.7            $14.0
                                                          =====           =====            =====


Geographic Areas:

Net revenues:
    United States, Canada and Puerto Rico               $1,184.9         $824.4           $580.6
    Europe and other                                       279.0           97.5             85.1
    Eliminations                                           (29.6)         (10.2)              -
                                                      -----------       ---------       ---------
                                                        $1,434.3         $911.7           $665.7
                                                         =======         ======           ======


Operating profit (loss) (1):
    United States, Canada and Puerto Rico                   14.1         $102.7           $126.2
    Europe and other                                        44.6           19.4             (3.5)
                                                        --------        -------          --------
                                                            58.7          122.1            122.7
Unallocated expense, net (2)                              (267.7)        (133.2)          (138.2)
                                                        ---------        -------          -------
                                                         ($209.0)        ($11.1)          ($15.5)
                                                         ========        =======          =======

                                                            1995           1994
                                                            ----           ----
Identifiable assets:
    United States, Canada and Puerto Rico               $2,975.8       $2,235.5
    Europe and other                                       310.7          227.2
    Corporate                                              978.2          766.5
                                                       ---------     ----------
Total assets                                            $4,264.7       $3,229.2
                                                        ========       ========

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


(1) Operating profit (loss) represents total net revenues less operating expenses, valuation adjustments, amortization of goodwill, and identifiable miscellaneous income and expense and excludes general corporate expenses, interest expense and net investment income.

(2) Unallocated expenses represent interest expense, interest and investment income and general corporate expenses incurred to manage all of the Company's activities.

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           Year ended December 31, 1995
                                           ---------------------------------------------------------------------
                                             1st             2nd             3rd             4th
                                           Quarter         Quarter          Quarter        Quarter        Total
                                           -------         -------          -------        -------        -----
Net revenue                                  $274.4         $335.9          $407.5         $416.5       $1,434.3
Operating income (loss)                         9.5           13.5            55.4          (39.8)          38.6
Income (loss) before extraordinary
     item and cumulative effect               (36.7)         (54.5)          (37.5)        (106.9)        (235.6)
Net loss                                      (36.7)         (57.7)          (37.5)        (107.0)        (238.9)


                                                           Year ended December 31, 1994
                                           ---------------------------------------------------------------------
                                             1st             2nd             3rd            4th
                                           Quarter         Quarter          Quarter        Quarter        Total
                                           -------         -------          -------        -------        -----
Net revenue                                  $180.0         $194.8          $246.5         $290.4         $911.7
Operating income                               25.5           25.2            30.6           20.4          101.7
Income (loss) before extraordinary
     item and cumulative effect                13.2           36.0           (10.7)         (52.2)         (13.7)
Net loss                                       13.2           36.0           (10.7)         (52.2)         (13.7)


18.      RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to the publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and accordingly, provided $10.7 of termination benefits, of which $2.5 has been paid as of December 31, 1995. Additionally, approximately $6.7 relates to facility closures and consolidation costs, of which $3.5 has been paid as of December 31, 1995, and $7.6 relates to other costs, of which $4.0 has been paid as of December 31, 1995. The remaining amounts, as of December 31, 1995, are included in accrued expenses and other.

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Millions)




                                                   Balance at       Charged to         Charged to                      Balance at
                                                   Beginning        Costs and            Other                             End
Description                                         of Period        Expenses         Accounts (c)        Deductions     of Period
- -----------                                         ------------     -------------    --------------     ------------ -------------
Year ended December 31, 1995
     Allowance for returns                          $21.0           $   101.5             $   3.8          ($64.7)(A)   $ 61.6
     Allowance for doubtful accounts                 13.8                25.7                 6.2           (17.3)(B)     28.4
 Reserve for inventory obsolescence                   1.7                33.6                 9.8           (22.7)        22.4
 Included in accounts payable and accrued expenses
     Reserves for returns                            47.6               163.7                 7.5          (159.8)(A)     59.0
 Included in other assets
     Allowance for doubtful accounts                  2.6                  -                   -             (1.4)         1.2

Year ended December 31, 1994
     Allowance for return                            15.8                86.4                  -            (81.2)(A)     21.0
     Allowance for doubtful accounts                  6.6                 2.1                 6.1            (1.0)(B)     13.8
 Reserve for inventory obsolescence                   0.7                 7.3                 0.3            (6.6)         1.7
 Included in accounts payable and accrued expenses
     Reserves for returns                            12.1                97.9                15.6           (78.0)(A)     47.6
 Included in other assets
     Allowance for doubtful accounts                  3.8                  -                 (1.2)             -           2.6

Year ended December 31, 1993
     Allowance for returns                            9.1                76.7                  -            (70.0)(A)     15.8
     Allowance for doubtful accounts                  3.5                 2.3                 2.3            (1.5)(B)      6.6
 Reserve for inventory obsolescence                   1.1                 5.8                                (6.2)         0.7
 Included in accounts payable and accrued expenses
     Reserves for returns                            20.5                45.5                  -            (53.9)(A)     12.1
 Included in other assets
     Allowance for doubtful accounts                  3.3                 1.1                  -             (0.6)         3.8



- --------------------------------------------------------

(a) Actual returns
(b) Doubtful accounts written off, less recoveries
(c) Primarily represents amounts acquired.

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF CASH FLOWS (PARENT ONLY)
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



                                                         December 31,
                                               ------------------------------
                                                 1995            1994
                                               --------------  --------------
    ASSETS

Prepaid expenses and other                       $0.1            $0.3
Investments in and advances to
   subsidiaries net of
   cumulative losses and distributions           20.3            83.2
Intangible assets,  net                          18.6            19.2
Other assets                                     27.4            23.7
                                              --------------  --------------
  Total assets                                  $66.4          $126.4
                                              ==============  ==============

LIABILITIES AND STOCKHOLDER'S  DEFICIT

Current portion of long-term debt               $14.1            $0.0
 Accrued expenses                                12.9            14.0
 Long-term debt                                  26.8            38.0
 Indebtedness to subsidiaries and affiliates    582.0           415.0
 Other liabilities                                4.5             3.6
                                              --------------  --------------
  Total liabilities                             640.3           470.6
                                              --------------  --------------


Stockholder's deficit:
   Common stock $1.00 par value; 1,000 shares
      authorized, issued and outstanding
Additional paid-in-capital                       40.2            32.6
Accumulated deficit                            (614.5)         (375.6)
Cumulative translation adjustment                 0.4            (1.2)
                                              --------------  --------------
   Total stockholder's deficit                 (573.9)         (344.2)
                                              --------------  --------------
                                                $66.4          $126.4
                                              ==============  ==============

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF CASH FLOWS (PARENT ONLY)
                             (DOLLARS IN MILLIONS)




                                                               Year Ended December 31,
                                                      ------------------------------------------------
                                                               1995              1994            1993
                                                      -----------------   --------------  --------------
General and administrative expenses                           $10.4             $4.1            $7.3
                                                             -------          --------         -------

Operating loss                                                (10.4)            (4.1)           (7.3)
                                                             -------          --------         -------

Other (expenses) income:
      Interest expense                                        (56.0)           (52.2)          (36.0)
      Interest and investment income                            0.5              0.7            10.3
      Amortization of goodwill and debt
         issuance costs                                        (1.3)            (3.0)           (2.7)
      Miscellaneous, net                                       (0.2)            (0.3)           (0.1)
                                                             -------          --------         -------
                                                              (57.0)           (54.8)          (28.5)
                                                             -------          --------         -------

Loss before income taxes and equity
  in net income (loss) of subsidiaries
  and investees                                               (67.4)           (58.9)          (35.8)
Benefit for income taxes                                                                        11.7
Equity in net (loss) income
  of subsidiaries                                            (171.5)            35.8           (20.9)
Equity in net income of investees                                                9.4             0.1
                                                             -------          --------         -------

Loss before cumulative effect of
  an accounting change                                       (238.9)           (13.7)          (44.9)

Cumulative effect of an accounting change                                                       (1.7)
                                                             -------          --------         -------
Net loss                                                    ($238.9)          ($13.7)         ($46.6)
                                                             =======          ========         =======

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF CASH FLOWS (PARENT ONLY)
                             (DOLLARS IN MILLIONS)



                                                        Year ended December 31,
                                               -----------------------------------------------
                                                   1995              1994            1993
                                               --------------   --------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                     ($238.9)          ($13.7)         ($46.6)
                                                -------          --------         -------
   Adjustments to reconcile net loss
     to net cash flows from operating
     activities:
      Depreciation and amortization                 1.3              4.2             4.5
      Net gain and equity in net loss
       of subsidiaries                            170.1            (45.1)           20.9
      Noncash interest expense                      2.8              2.2
      Change in assets and liabilites,
        net of effects of sales of businesses:
         Increase in accounts payable and
           accrued expenses                         0.4              0.5             0.7
         (Decrease) increase in other assets        5.0             (0.6)           (4.0)
                                                -------          --------         -------
                                                  179.6            (38.8)           22.1
                                                -------          --------         -------
   Net cash flows from operating activities       (59.3)           (52.5)          (24.5)
                                                -------          --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of NWTV                                                            (102.3)
   Acquisition of equity interests                                                  (9.1)
   Other, net                                      (4.3)                            (0.2)
                                                -------          --------         -------
      Net cash flows from investing activities     (4.3)             0.0          (111.6)
                                                -------          --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from net loans from
    affiliates and issuance of debt               168.0             49.4           154.5
   Contributions, net                             (99.6)
   Other, net                                      (4.8)             3.1           (18.4)
                                                -------          --------         -------
      Net cash flows from
        financing activities                       63.6             52.5           136.1
                                                -------          --------         -------
Net decrease in cash and cash equivalents           0.0              0.0             0.0
Cash and cash equivalents at
   beginning of the period                          0.0              0.0             0.0
                                                -------          --------         -------
Cash and cash equivalents at end
  of the period                                    $0.0             $0.0            $0.0
                                                =======          ========         =======

Supplemental schedule of cash flow information:
     Interest paid during the period               $5.0             $3.3            $6.8
