Form 10-Q
period 1996-03-31
ANDREWS GROUP INC /DE/
filed 1996-05-15
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------

Commission file number 0-9008

                          ANDREWS GROUP INCORPORATED

- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                  95-2683875

    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

- -------------------------------------------------------------------------------
3200 WINDY HILL ROAD, SUITE 1100-WEST, ATLANTA, GEORGIA             30339

         (Address of principal executive offices)                (Zip Code)

                                 770-955-0045

- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

           Indicate the number of shares outstanding of each of the
                    issuer's classes of common stock as of
                         the latest practicable date.

            Class                             Outstanding at May 5, 1996
- -------------------------------               --------------------------
    Common Stock, $1.00 par                              1,000

            As of May 5, 1996, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                      ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       (Dollars in Millions, except share data)
                                      (unaudited)

                                                                    March 31, December 31,
                                                                     1996       1995
                                                                 ----------  ----------
                                        ASSETS
Cash                                                             $     66.8  $    114.5
Trade receivables, net                                                370.2       408.8
Inventories                                                            94.5        82.4
Television program contract rights                                     16.8        23.7
Film costs, net                                                        82.6        83.8
Deferred taxes                                                         52.3        55.2
Prepaid expenses and other                                             95.4        95.8
                                                                 ----------  ----------
   Total current assets                                               778.6       864.2

Property, plant and equipment, net                                    295.4       290.7
Intangible assets, net                                              2,424.3     2,440.0
Loans to affiliates, net                                              524.8       441.0
Other assets                                                          218.6       228.8
                                                                 ----------  ----------
                                                                 $  4,241.7  $  4,264.7
                                                                 ==========  ==========

                         LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt                             $     84.1  $     74.9
   Note payable                                                          --        16.7
   Accounts payable and accrued expenses                              350.4       394.5
   Television program contracts payable                                20.2        26.9
   Deferred income                                                     29.6        46.8
   Participations and residuals payable                                52.9        43.4
                                                                 ----------  ----------
    Total current liabilities                                         537.2       603.2

Long-term debt                                                      2,960.0     2,951.0
Indebtedness to affiliates                                            418.4       307.1
Other liabilities                                                     169.6       187.2
Minority interest                                                     442.3       449.7
Redeemable preferred stock of subsidiaries                            340.6       340.4

Commitments and contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding
   Additional paid-in-capital                                          40.6        40.2
   Accumulated deficit                                               (667.2)     (614.5)
   Cumulative translation adjustment                                    0.2         0.4
                                                                 ----------  ----------
      Total stockholder's deficit                                    (626.4)     (573.9)
                                                                 ----------  ----------
                                                                 $  4,241.7  $  4,264.7
                                                                 ==========  ==========

                    See notes to consolidated financial statements.

                       ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in Millions)
                                       (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    1996      1995
                                                                  --------  --------
Net revenues                                                      $  350.8  $  274.4
Operating expenses:
   Direct costs                                                      215.9     172.0
   Selling, general and administrative expenses                      103.8      80.3
Amortization of goodwill and intangibles                              19.7      12.6
                                                                  --------  --------
Operating income                                                      11.4       9.5
                                                                  --------  --------
Other (expense) income:
   Interest expense                                                  (85.1)    (65.3)
   Interest and net investment income                                 15.6       9.9
   Gain on sale of business interests, net                              --      54.9
   Amortization of debt issuance costs and other                      (5.9)     (4.4)
                                                                  --------  --------
                                                                     (75.4)     (4.9)
                                                                  --------  --------
(Loss) income before income taxes, minority interest and equity
  in net income of investees                                         (64.0)      4.6
Benefit (provision) for income taxes                                   3.1     (43.3)
Minority interest in loss of subsidiaries                              8.2       1.9
Equity in net income of investees                                       --       0.1
                                                                  --------  --------
Net loss                                                          $  (52.7) $  (36.7)
                                                                  ========  ========







                     See notes to consolidated financial statements.

ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
 (unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           ------------------
                                                                                             1996      1995
                                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $  (52.7) $  (36.7)
                                                                                           --------  --------
   Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                                                            34.2      23.7
      Noncash interest expense                                                                 26.9      23.9
      Undistributed earnings of investees                                                        --      (0.1)
      Minority interest in loss of subsidiaries                                                (8.2)     (1.9)
      Gain on sale of business interests                                                         --     (54.9)
      Excess of television program contract rights amortization
        over payments                                                                          (0.6)      2.1
      Film cost amortization (under) over additions                                            (2.7)      3.8
      Changes in assets and liabilities, net of effects of acquisitions and dispositions
         Decrease (increase) in assets                                                         27.3     (19.7)
         Decrease in liabilities                                                              (68.7)     (1.8)
                                                                                           --------  --------
                                                                                                8.2     (24.9)
                                                                                           --------  --------
   Net cash flows from operating activities                                                   (44.5)    (61.6)
                                                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Broadcast stations deposits and acquisitions, net of cash acquired                            --    (360.1)
   Proceeds from sale of business interests                                                      --     253.0
   Other acquisitions, investments and advances                                                (3.9)      0.8
   Loans to affiliates, net                                                                   (83.8)      3.3
   Capital expenditures                                                                       (17.7)    (11.5)
                                                                                           --------  --------
   Net cash flows from investing activities                                                  (105.4)   (114.5)
                                                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                                59.3     214.7
   Repayment and repurchases of debt                                                          (69.9)    (51.7)
   Issuance of preferred stock, common stock, stock options and warrants                        1.2       0.5
   Loans from affiliates, net                                                                 111.3      21.1
   Increase in restricted cash                                                                   --     (77.3)
   Debt issuance costs and other, net                                                           0.4      (0.2)
                                                                                           --------  --------
   Net cash flows from financing activities                                                   102.3     107.1
                                                                                           --------  --------
Effect of exchange rate changes on cash                                                        (0.1)     (0.8)
Net decrease in cash                                                                          (47.7)    (69.8)
Cash at beginning of the period                                                               114.5     175.7
                                                                                           --------  --------
Cash at end of the period                                                                  $   66.8  $  105.9
                                                                                           ========  ========




               See notes to consolidated financial statements.

                 ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                  (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                       --------------
                                                        1996    1995
                                                       -----  -------
Supplemental schedule of cash flow information:
   Interest paid during the period                      76.2  $  46.3
   Taxes paid during the period                          7.8      5.6
   Purchase of television program contract rights        2.8      1.9

Argyle stations purchase:
   Fair value of assets acquired                             $  766.1
   Purchase option applied to purchase price                   (100.0)
   Cash paid, net of cash received                             (360.1)
                                                             --------
   Liabilities assumed                                       $  306.0
                                                             ========








               See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrews Group Incorporated ("Andrews" or the "Company") and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation have been made.

         Certain reclassifications have been made to conform to the current period's presentation.

2.       ACQUISITIONS AND DISPOSITIONS

SKYBOX

         On April 27, 1995, pursuant to an Agreement and Plan of Merger dated as of March 8, 1995 (the "SkyBox Merger Agreement"), among SkyBox International Inc. ("SkyBox"), Marvel and an indirect wholly owned subsidiary of Marvel, Marvel acquired all of the issued and outstanding shares of SkyBox common stock for $16 per share. The purchase price, including fees, expenses and other acquisition costs, totaled $165.0. The transaction was accomplished through a tender offer and subsequent merger (the "SkyBox Acquisition"). The purchase price includes an obligation to former SkyBox stockholders who did not exchange their shares.

         The SkyBox Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on their respective fair values at April 27, 1995. The fair value of assets acquired and liabilities assumed were $37.0 and $30.4, respectively.

WSBK-TV

         In March 1995 NWCG sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 which resulted in a gain of $40.9. NWCG repaid $19.5 of the Bank Credit Agreement Loans in March 1995 and $77.3 of the Step-Up Notes in April 1995 from the estimated net proceeds of the WSBK sale.

ARGYLE STATIONS

         NWCG purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle") for total consideration of approximately $750.4, including the $100.0 in cash paid for an option in 1994 and assumption of debt of approximately $283.6. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. The acquisition has been accounted for as a purchase.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



PRO FORMA FINANCIAL INFORMATION

         The following unaudited condensed pro forma financial information gives effect, as of January 1, 1995, to the acquisition of SkyBox and the four Argyle stations, the sale of the Boston Station, borrowings necessary to fund the acquisitions, repayment of a portion of NWCG's debt, and the issuance of NWCG preferred stock. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on January 1, 1995.


                                                          Pro Forma
                                                    -----------------------
                                                      Three Months Ended
                                                        March 31, 1995
                                                    -----------------------

 Net revenues................................                 $324.4
                                                    =======================

 Net loss....................................                  (39.2)
                                                    =======================


3.       TOY BIZ IPO

         On March 2, 1995, Toy Biz Inc. ("Toy Biz") completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and estimated offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In March 1995, the Company recorded a gain of approximately $14.0 in connection with the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In conjunction with the Toy Biz IPO, Marvel's equity ownership was reduced to approximately 36.6% and its voting control increased to approximately 85.3%, and, as a result of the increase, the consolidated financial statements of the Company include the results of operations, financial position and cash flow of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method.

4.       INVENTORIES

                                            March 31,        December 31,
                                               1996               1995
                                           ------------      ------------
  Raw materials                                 $23.8             $23.7
  Work-in-process                                21.4              22.3
  Finished goods                                 69.6              58.8
  Less:  Reserve for obsolescence               (20.3)            (22.4)
                                                -----             -----
                                                $94.5             $82.4
                                                =====             =====

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


5.       LONG-TERM DEBT

         On April 9, 1996, Marvel IV Holdings Inc. ("Marvel IV Holdings") amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of a loan from an affiliate and (ii) the term loan and revolving credit commitments were reduced to $5.2 and $144.8, respectively.


6.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $4.9 has been paid as of March 31, 1996. Additionally, approximately $6.7 relates to facility closure and consolidation costs, of which $4.1 has been paid as of March 31, 1996, and $7.6 relates to other costs, of which $4.0 has been paid as of March 31, 1996. The remaining amounts, as of March 31, 1996, are included in accounts payable and accrued expenses.


7.       RELATED PARTY TRANSACTIONS

         At March 31, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $418.4 and $307.1, respectively. These advances bear interest primarily at 2% over the prime rate.

         At March 31, 1996 and December 31, 1995, Marvel IV Holdings had advances of $524.8 and $441.0 to Mafco Holdings and its subsidiaries representing the net proceeds from the borrowings under the Marvel IV Credit Agreement.

         At May 5, 1996, an aggregate of 78.0 million shares of common stock of Marvel were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At May 5, 1996, an aggregate of
34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.

         During the first quarter of 1996, Holdings III received $5.7 of capital contributions which were used to pay interest on the Holdings III Notes.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



RESULTS OF OPERATIONS

General

         The Company operates in the youth entertainment segment through its approximately 79% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel, licenses from professional athletes, sports teams and leagues and popular entertainment characters and properties owned by third parties. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's products include comic books and other publications, sports and entertainment trading cards, children's activity stickers, Toy Biz toys, adhesives and confectionery products.

         The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (83% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred Stock. NWCG operates broadcast television stations, a television production company, and a filmed entertainment distribution business.

         Results of Marvel

         Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel's net revenues have been derived from businesses other than comic book publishing. For example, in 1991, net revenues from publishing were approximately 86% of Marvel's total net revenues as compared to approximately 18% in 1995. Marvel's business has been augmented by the manufacture, marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys. Although Marvel's consolidated net revenues have increased as a result of diversification, certain changes in market conditions associated with its publishing and trading card operations adversely affected Marvel's net revenues and operating results in recent periods.

         As a result of a significant reduction in speculative purchases of comic books, Marvel has undertaken several strategic actions which it believes will have the long-term effect of bolstering its publishing business. Marvel is eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focusing its comic books more on editorial content and less on physical product features and enhancements; and streamlining operations through introduction of new technology and consolidation of facilities. Combined with the reduction in titles, these measures will reduce editorial, production, distribution, manufacturing and administrative overhead expense. Marvel believes these actions, together with the exclusive distribution by Heroes World of Marvel's comic books to the direct market, which commenced July 1995, are expected to improve future operating results of Marvel's publishing business.

         For 1994 and 1995, Marvel believes that there was a general contraction in the sports trading card market, related in part to lower speculative purchases. This contraction was compounded by the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



baseball, hockey and basketball labor situations, which adversely affected sports trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players, and the level of fan interest has not returned to the levels experienced prior to the 1994 strike. Consistent with decreased fan interest, Marvel believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and therefore, generally decreased levels of consumer purchases of all trading cards. Accordingly, Marvel believes that the overall trading card industry has been negatively affected, causing Marvel to experience lower sales, higher returns, and higher inventory obsolescence during 1995, including an increase in reserves in the second quarter of 1995 of approximately $40.0 for trading card returns and inventory obsolescence.

         Throughout 1995, these conditions resulted in Marvel and the trading card industry in general continuing to experience lower sales and higher returns, primarily related to distribution channels other than trading card specialty stores. Marvel has revamped its trading card business such that distribution of sports trading card products will be concentrated in trading card specialty stores and selected mass market accounts. In connection therewith, Marvel increased reserves as of December 31, 1995 by an additional amount of approximately $70.0, principally for product returns from the points of distribution eliminated and for the obsolescence of certain 1995 inventory. As a result of this change in strategy, Fleer/SkyBox is focusing its sales efforts on those retailers and distributors with strong performance histories. Marvel believes that these distribution channels, with their focused customer base and proven efficiencies, should allow Fleer/SkyBox to realize an improvement in operating income in the future.

         Also as part of the revamping of Fleer, operational overhead has been reduced through the closure of Fleer's Philadelphia facility, which had been used for confections and trading card manufacturing. The confections operation has been consolidated at Fleer's Byhalia, Mississippi plant and all of the trading card manufacturing has been outsourced. Marvel anticipates additional reductions in future operating expenses of Fleer/SkyBox due to the concentration of sales activities to trading card specialty stores and selected mass market accounts.

         As a result of Marvel's restructuring activities, Marvel reflected in results of operations for 1995 an additional $25.0 charge related to severance, consolidation and closure of facilities, and other costs associated with its publishing, confections and trading card business.

         With these actions, Marvel has simplified and refocused its publishing and trading card operations by concentrating on the strongest elements of the businesses, delivering popular products to a motivated customer base and using more efficient channels of distribution. Marvel believes that these actions will position the Company for an improvement in the operating performance of these businesses. The extent of improvement will be determined by, among other things, the state of the markets in which Marvel's products are sold and the level of reception by consumers to Marvel's changes in these businesses and to Marvel's products.

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

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

         The Company's net revenues in 1996 were $350.8 compared with $274.4 in 1995. Revenues in 1996 include $189.0 from the Company's youth entertainment segment and $161.8 from the Company's broadcasting and production and distribution segment. Revenues in 1995 include $159.5 from the Company's youth entertainment segment and $114.9 from the Company's broadcasting and production and distribution segment.

         The increase in revenues from the youth entertainment segment reflects an increase of $25.3 in toy revenues, a $14.5 increase in trading card and sticker net revenues and $2.2 in other revenues, partially offset by an $11.9 decrease in net publishing revenues and a $0.6 decrease in licensing revenues. The increase in trading card and sticker net revenues was primarily attributable to the SkyBox Acquisition and, to a lesser extent, the international sale of trading cards by Panini. The increase in toy revenues was principally due to the consolidation of Toy Biz for a full quarter in 1996 as compared to only one month in 1995, or from the date of Toy Biz's IPO in March 1995, and its expanded product line. The decrease in net publishing revenues was due to the reduction of titles, in accordance with Marvel's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than Marvel's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period.

         The increase in revenues from the television entertainment segment reflects an increase in broadcasting revenues of $27.0 for the four stations acquired on March 31, 1995 from Argyle and an increase of $4.1 for the eight original stations owned for both periods ("Eight Stations"), partially offset by a decrease of $5.7 reflecting the sale of the Boston Station in March of 1995. On a same station basis for both periods, net revenue increased $1.6 due primarily to political advertising. Production and distribution revenue increased $21.5 or 45.1% primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

         Direct costs for 1996 and 1995 relates to the youth entertainment segment ($113.9 and $96.9, respectively) and to the broadcasting and production and distribution segment ($102.0 and $75.1, respectively). The youth entertainment segment's direct costs as a percentage of sales was 60% in 1996 and 61% in 1995, reflecting a reduction of unprofitable titles in Marvel's publishing business, a reduction in distribution at Heroes World and an improvement in licensing margins, offset by an unfavorable product mix for trading cards and sticker collections and toys as compared to 1995. The increase in broadcasting direct costs reflects an increase related to the acquisition of the Argyle stations and an increase for the Eight Stations, partially offset by a decrease reflecting the sale of the Boston Station in March of 1995. Production and distribution direct costs increased due primarily to amortization of production costs associated with increased production activity.

         Selling, general and administrative ("SG&A") expenses in 1996 increased by $23.5 to $103.8. The youth entertainment segment's SG&A expenses increased from $45.3 to $56.7. The increase of

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



$11.4 was mainly attributable the consolidation of Toy Biz's results for a full quarter in 1996, the Sky Box Acquisition in the second quarter of 1995 and the effects of the expansion of the Company's Heroes World operations, partially offset by a reduction in SG&A as a result of the restructuring of its publishing and confectionery operations. The broadcasting and production and distribution segment's SG&A expenses were $38.7 and $30.1 in 1996 and 1995, respectively. The increase in broadcasting SG&A expenses primarily reflects an increase related to the acquisition of Argyle stations and an increase for the Eight Stations, partially offset by a decrease reflecting the sale of the Boston Station in March 1995. Also included in SG&A expenses are $8.4 and $4.9 of corporate overhead expenses in 1996 and 1995, respectively.

         Amortization of goodwill and intangibles increased to $19.7 in 1996 from $12.6 in 1995 primarily due to the acquisition of the Argyle stations and the SkyBox Acquisition.

         The Company recorded a gain of $54.9 in 1995 in connection with the sale of the Boston Station and the Toy Biz IPO.

         Interest expense increased to $85.1 in 1996 from $65.3 in 1995 primarily due to borrowings in connection with the SkyBox Acquisition, increased borrowings used for the acquisition of broadcast television stations and to fund increased production activity and increased borrowings under the Marvel IV Credit Agreement.

         The benefit (provision) for income taxes was $3.1 and ($43.3) in 1996 and 1995, respectively. The tax benefit in 1996 primarily reflects taxes on foreign source income of Marvel and taxes on Toy Biz operations, offset by a benefit from Marvel's remaining operations and a tax benefit related to NWCG operations. The tax provision in 1995 reflected the recognition of income taxes on the sale of WSBK by NWCG. The Company has not recorded a benefit in 1995 and 1996 for its separate company loss since Andrews Group's ownership of Marvel was reduced below 80% during 1994 resulting in a deconsolidation for tax purposes.


Financial Condition, Liquidity and Capital Resources

(a)      Marvel

         Marvel had capital expenditures of $11.1 in the first quarter of 1996 which were primarily used for the Adespan adhesives facility, tooling and molds and capitalized product development costs, primarily related to Toy Biz.

         During March 1996, Marvel amended its credit agreements with its lenders to provide for, among other things, an additional $25.0 revolving credit facility which will expire on December 31, 1996. This revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements. Marvel also secured all of its bank loans with the domestic assets of Marvel.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         At May 6, 1996, Marvel's outstanding bank indebtedness was $609.1, of which $15.9 relates to the borrowings for the Adespan adhesives facility. Marvel had $40.5 available under its credit facilities. In addition, there was $30.0 available under the Toy Biz line of credit at May 6, 1996.

         Marvel anticipates that borrowings under Marvel's various credit agreements will be paid from internally generated funds of Marvel or from other sources, which may include the sale of debt securities of Marvel. Management also anticipates that internally generated funds, as well as proceeds from borrowings under Marvel's Amended and Restated Credit Agreement and the Toy Biz credit facility or any amendment thereto will be sufficient to meet working capital and capital expenditure requirements.

(b)      NWCG

         At March 31, 1996, NWCG has total outstanding debt of $987.0. NWCG has limited additional borrowing capacity under its borrowing facilities. Significant expansion of NWCG's broadcasting or production segments will require additional funding not currently available to NWCG.

         To service the currently outstanding debt, NWCG plans to utilize broadcasting and production operating cash flow. NWCG believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of NWCG, including debt service prior to final maturity. In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, NWCG will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. NWCG currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly through additional equity or debt financings or additional bank credit arrangements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, NWCG's liquidity would be severely adversely affected. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable NWCG to continue to satisfy NWCG's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

         NWCG's capital budget for 1996 is approximately $30.0, primarily for the broadcasting segment. In connection with the broadcast stations' change in affiliation to the Fox Network, the broadcasting segment provides more locally-produced programming which requires additional capital expenditures and operating expenses.

(c)      Corporate and other subsidiaries

         In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occur in 1998, NWCG Holdings, Holdings III, Parent Holdings and Marvel Holdings will be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or seeking capital contributions or loans from Mafco Holdings or affiliates.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Andrews' corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At March 31, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $418.4 and $307.1, respectively.

         On April 9, 1996, Marvel IV Holdings Inc. ("Marvel IV Holdings") amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of a loan from an affiliate and (ii) the term loan and revolving credit commitments were reduced to $5.2 and $144.8, respectively.

         At May 6, 1996, an aggregate of 78.0 million shares of common stock of Marvel were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and 2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At May 6, 1996, an aggregate of
34.5 million shares of NWCG owned by the Company were pledged to secure the NWCG Holdings Notes.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              The Company is a party to various legal proceedings as described in previous filings. During the quarter, there were no material developments in any of such proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.45* - Third Amendment to the Second Amended and Restated Credit Agreement dated as of April 9, 1996

         10.1 Employment Agreement, dated as of January 1, 1996, by and between New World Communications Group Incorporated ("NWCG") and Farrell Reynolds (incorporated by reference to Exhibit
                  10.1 of the NWCG Form 10-Q for the quarter ended March 31,
                  1996).

         27*    - Financial Data Schedule

(b)      Reports on Form 8-K

         None

*  Filed herein.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANDREWS GROUP INCORPORATED
                                              (Registrant)



                                      By:  /s/ Joseph P. Page
                                           --------------------------------
May 13, 1996                               Joseph P. Page
                                           Executive Vice President and
                                           Chief Financial Officer

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANDREWS GROUP INCORPORATED
                                          (Registrant)



                                  By:   /s/ Laurence Winoker
                                        ---------------------------------------
May 13, 1996                            Laurence Winoker
                                        Vice President and Controller
                                        (Principal Accounting Officer)