Form 10-Q
period 1996-06-30
ANDREWS GROUP INC /DE/
filed 1996-08-14
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

Commission file number 0-9008

                          ANDREWS GROUP INCORPORATED

- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                     95-2683875

 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

- ------------------------------------------------------------------------------
3200 WINDY HILL ROAD, SUITE 1100-WEST, ATLANTA, GEORGIA                  30339

       (Address of principal executive offices)                     (Zip Code)

                                 770-955-0045

- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

            Class                          Outstanding at August 5, 1996
    -----------------------                -----------------------------
    Common Stock, $1.00 par                             1,000

          As of August 5, 1996, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       JUNE 30,    DECEMBER 31,
                                                         1996         1995
                                                       --------    -----------
                             ASSETS
Cash                                                   $   84.0    $  114.5
Trade receivables, net                                    386.8       408.8
Inventories                                                95.9        82.4
Television program contract rights                         11.6        23.7
Film costs, net                                            81.4        83.8
Deferred taxes                                             56.8        55.2
Prepaid expenses and other                                 91.4        95.8
                                                      ---------  ---------
   Total current assets                                   807.9       864.2

Property, plant and equipment, net                        304.3       290.7
Intangible assets, net                                  2,408.4     2,440.0
Loans to affiliates, net                                  278.8       441.0
Other assets                                              218.4       228.8
                                                      ---------   ---------
                                                       $4.017.8    $4,264.7
                                                      =========   =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt and
     notes payable                                     $   53.8    $   91.6
   Short-term borrowings                                   11.0           -
   Accounts payable and accrued expenses                  329.2       394.5
   Television program contracts payable                    14.4        26.9
   Deferred income                                         30.4        46.8
   Participations and residuals payable                    54.2        43.4
                                                       ---------   ---------
    Total current liabilities                             493.0       603.2

Long-term debt                                          2,693.1     2,951.0
Indebtedness to affiliates                                542.7       307.1
Other liabilities                                         170.7       187.2
Minority interest                                         445.7       449.7
Redeemable preferred stock of subsidiaries                340.8       340.4

Commitments and contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding
   Additional paid-in-capital                              40.6        40.2
   Accumulated deficit                                   (708.6)     (614.5)
   Cumulative translation adjustment                       (0.2)       (0.4)
                                                       ---------   --------
      Total stockholder's deficit                        (668.2)     (573.9)
                                                       ---------   ---------
                                                       $4,017.8    $4,264.7
                                                       =========   =========

                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                                   SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                              ---------------------------   ---------------------------
                                                                  1996          1995            1996          1995
                                                              ------------- -------------   ------------- -------------
Net revenues                                                       $ 707.3       $ 609.5         $ 355.9       $ 336.7
Operating expenses:
   Direct costs                                                      421.5         379.9           205.6         207.9
   Selling, general and administrative expenses                      211.2         179.4           107.4          98.4
Amortization of goodwill and intangibles                              37.8          28.0            18.1          16.1
                                                              ------------- -------------   ------------- -------------
Operating income                                                      36.8          22.2            24.8          14.3
                                                              ------------- -------------   ------------- -------------
Other (expense) income:
   Interest expense                                                 (164.3)       (139.3)          (79.2)        (74.0)
   Interest and net investment income                                 34.4          19.5            18.8           9.6
   Gain (loss) on sale of business interests, net                      0.3          54.7             0.3          (0.2)
   Amortization of debt issuance costs and other                     (14.9)        (13.3)           (8.4)        (10.5)
                                                              ------------- -------------   ------------- -------------
                                                                    (144.5)        (78.4)          (68.5)        (75.1)
                                                              ------------- -------------   ------------- -------------
Loss before income taxes, minority interest
  and equity in net income of investees                             (107.7)        (56.2)          (43.7)        (60.8)
Benefit (provision) for income taxes                                   4.9         (40.5)            1.8           2.8
Minority interest in loss (earnings) of subsidiaries                   6.8           5.1            (1.4)          3.2
Equity in net income of investees                                      1.9           0.5             1.9           0.4
                                                              ------------- -------------   ------------- -------------
Loss before extraordinary item                                       (94.1)        (91.1)          (41.4)        (54.4)
Extraordinary item, net of tax                                                      (3.3)                         (3.3)
                                                              ------------- -------------   ------------- -------------
Net loss                                                           $ (94.1)      $ (94.4)        $ (41.4)      $ (57.7)
                                                              ============= =============   ============= =============


                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         -------------------------
                                                                                            1996         1995
                                                                                         -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $   (94.1)     $  (94.4)
                                                                                         -----------  ------------
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                            69.4          56.5
      Noncash interest expense                                                                 55.1          48.8
      Equity in net income of investees, net of distributions                                  (1.9)          2.5
      Minority interest in loss of subsidiaries                                                (6.8)         (5.1)
      Extraordinary item, net of tax                                                                          3.3
      Gain on sale of business interests and fixed assets                                      (0.3)        (54.7)
      Excess of television program contract rights amortization
        over payments                                                                          (0.9)          2.9
      Film cost amortization over additions                                                     1.7          11.4
      Changes in assets and liabilities, net of effects of acquisitions and dispositions
         Decrease (increase) in assets                                                          8.2         (51.2)
         (Increase) decrease in liabilities                                                   (81.4)         24.7
                                                                                         -----------  ------------
                                                                                               43.1          39.1
                                                                                         -----------  ------------
   Net cash flows from operating activities                                                   (51.0)        (55.3)
                                                                                         -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of broadcast stations, net of cash acquired                                        -        (360.1)
   Acquisition of SkyBox, net of cash and cash equivalents acquired                               -        (152.6)
   Proceeds from sale of business interests                                                       -         211.9
   Other acquisitions, investments and advances                                                (6.2)        (20.7)
   Loans to affiliates, net                                                                   162.2         (41.8)
   Capital expenditures                                                                       (38.9)        (35.5)
                                                                                         -----------  ------------
   Net cash flows from investing activities                                                   117.1        (398.8)
                                                                                         -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                                20.4         918.9
   Repayment and repurchases of debt                                                         (348.0)       (653.2)
   Issuance of preferred stock, common stock, stock options and warrants                        3.5          52.1
   Loans from affiliates, net                                                                 235.6          82.1
   Debt issuance costs and other, net                                                          (9.0)        (13.9)
                                                                                         -----------  ------------
   Net cash flows from financing activities                                                   (97.5)        386.0
                                                                                         -----------  ------------
Effect of exchange rate changes on cash                                                         0.9           2.1
Net decrease in cash                                                                          (30.5)        (66.0)
Cash at beginning of the period                                                               114.5         175.7
                                                                                         -----------  ------------
Cash at end of the period                                                                 $    84.0     $   109.7
                                                                                         ===========  ============








                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                     -------------------------
                                                        1996         1995
                                                     -----------  ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid during the period                    $   102.4     $    82.3
   Taxes paid during the period                             9.9           8.6
   Purchase of television program contract rights           5.5           2.1
   Additions to film costs                                 62.1          27.7

Argyle stations purchase:
   Fair value of assets acquired                                    $   778.5
   Purchase option applied to purchase price                           (100.0)
   Cash paid, net of cash received                                     (360.1)
                                                                  ------------
   Liabilities assumed                                              $   318.4
                                                                  ============


                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrews Group Incorporated ("Andrews" or the "Company") and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's
1995 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1995 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation have been made.

         Certain reclassifications have been made to conform to the current period's presentation.


2.       PENDING DISPOSITIONS

         In May 1996, NWCG entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the
"Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for
$425.0 subject to certain adjustments. The transaction is subject to various closing conditions, including regulatory approval.

3.       INVENTORIES, NET

                                        June 30,      December 31,
                                          1996           1995
                                        --------      ------------
        Raw materials                    $23.0           $23.7
        Work-in progress                  21.8            22.3
        Finished goods                    74.1            58.8
        Less: Reserve for obsolescence   (23.0)          (22.4)
                                        --------        --------
                                         $95.9           $82.4
                                        ========        ========

4.       LONG-TERM DEBT

         On April 9, 1996, Marvel IV Holdings Inc. ("Marvel IV Holdings") amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of loans to an affiliate and (ii) the aggregate commitment under the term loan and revolving credit facilities was reduced to $150.0. On June 6, 1996, the Marvel IV Credit Agreement was further amended to provide for a revolving credit and


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

letter of credit commitment in an aggregate of $250.0. No borrowings were outstanding under this facility at June 30, 1996.

         During March 1996 and August 1996, Marvel amended its credit agreements to, among other things; (i) provide for an additional $25.0 revolving credit facility which will expire on December 31, 1996; (ii) secure the borrowings with substantially all of Marvel's domestic assets and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and (iii) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements.

         In July 1996, Andrews' 12 3/4% Subordinated Debentures were redeemed at maturity.

5.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $5.7 has been paid as of June 30, 1996. Additionally, approximately $6.7 relates to facility closure and consolidation costs, of which $4.2 has been paid as of June 30, 1996, and $7.6 relates to other costs, of which $4.6 has been paid as of June 30, 1996. The remaining amounts, as of June 30, 1996, are included in accrued expenses and other.


6.       RELATED PARTY TRANSACTIONS

         At June 30, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $542.7 and $307.1, respectively. These advances bear interest primarily at 2% over the prime rate. At June 30, 1996 and December 31, 1995, the Company had advances of $278.8 and $441.0 to Mafco Holdings and its subsidiaries.

         At August 5, 1996, an aggregate of 79.4 million shares of common stock of Marvel were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and
2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At August 5, 1996, an aggregate of 34.5 million shares of NWCG were pledged to secure the NWCG Holdings Notes.


7.       SUBSEQUENT EVENTS

         In August, 1996, Toy Biz sold in an offering .7 million shares of its Class A common stock at a price to the public of $15 per share. As part of Toy
Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. In the third quarter of 1996, Marvel will record a gain on the sale of this common stock. The net proceeds to Toy Biz and Marvel were approximately
$9.0 and $35.0, respectively. The net proceeds from each of those sales, along with additional funds provided by Toy Biz from operations and by Marvel from operations and borrowings, are expected to be contributed


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

from time to time to an entity to be formed by Marvel and Toy Biz to facilitate the development of television programming, feature films and other media and theatrical productions based upon Marvel's characters
("Marvel Studios"). Marvel will receive common equity interests in Marvel
Studios representing 75% of the equity and Toy Biz will receive preferred equity interests representing 25% of the equity. Pending such use, Marvel intends to use its net proceeds from this offering to repay debt and for working capital and general corporate purposes and Toy Biz, pending such investment in Marvel Studios, intends to use its net proceeds for working capital and general corporate purposes.

         As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

         NWCG, NWCG (Parent) Holdings Corporation ("NWCG Parent"), a subsidiary of the Company, NWCG Holdings and The News Corporation Limited, a
South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement") pursuant to which (a) a subsidiary of News Corp. will merge with and into NWCG and NWCG will become a subsidiary of News Corp. (the "Merger"), and each outstanding share of common stock of NWCG (other than shares held by News Corp.) will be converted into the right to receive 1.45 American Depository Receipts ("ADRs") of News Corp., each representing four Preferred Limited Voting Ordinary Shares of News Corp. (b) News Corp. will purchase from NWCG Parent (i) all of the shares of capital stock of NWCG owned by NWCG Parent and (ii) all of the outstanding stock of NWCG Holdings for 1.45 ADRs per share of common stock of NWCG owned in the aggregate by NWCG Parent and NWCG Holdings, reduced by the amount of certain indebtedness of NWCG Holdings, (c) News Corp. will purchase from an affiliate of the Company certain real estate consisting of an office building that serves as NWCG's headquarters in Los Angeles, California, and
(d) News Corp. will assume all of the obligations of an affiliate of the Company under certain promissory notes issued in connection with the acquisition of NW Entertainment, a subsidiary of NWCG. In addition, NWCG
Parent has agreed to vote, or cause to be voted, all of the shares of capital stock of NWCG beneficially owned by it or its subsidiaries in favor of the Merger and, if applicable, the other transactions contemplated by the Agreement.

         The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the terms of the Agreement. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited consolidated financial statements.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



RESULTS OF OPERATIONS

General

         The Company operates in the youth entertainment segment through its approximately 79% ownership in Marvel. Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on action adventure characters owned by Marvel, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. Marvel also licenses its characters and properties for consumer products, television and film and advertising promotions. Marvel's products include comic books and other publications, sports and entertainment trading cards, children's activity stickers, Toy Biz toys, adhesives and confectionery products.

         The Company operates in the broadcasting and production and distribution segments through its approximately 42% ownership interest (83% voting interest) in NWCG, assuming conversion of NWCG Series B Preferred
Stock. NWCG operates broadcast television stations, a television production company, and a filmed entertainment distribution business.

         Results of Marvel

         Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel's net revenues have been derived from businesses other than comic book publishing. For the year ended December 31, 1995, net publishing revenues represented approximately 17.8% of Marvel's total net revenues. Marvel's business has been augmented by the marketing and distribution of sports and entertainment trading cards and children's activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys. Although Marvel's consolidated net revenues have increased as a result of diversification, certain changes in market conditions, primarily associated with its publishing and trading card businesses, adversely affected Marvel's net revenues and operating results in recent periods.

         As a result of a significant reduction in speculative purchases of comic books, Marvel has undertaken several strategic actions which it believes will have the long-term effect of bolstering its publishing business. Marvel has substantially completed eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focused its comic books more on editorial content and less on physical product features and enhancements; and streamlined operations through introduction of new technology and consolidation of facilities.
Combined with the reduction in titles, these measures will reduce editorial, production, distribution, manufacturing and administrative overhead expense.
Marvel believes these actions, together with the exclusive distribution by Heroes World of Marvel's comic books to the direct market, which commenced
July 1995, should improve the future operating results of Marvel's publishing business.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Marvel believes that there has been a general contraction in the sports trading card market, related in part to lower speculative purchases.
This contraction was compounded by the baseball, hockey and basketball labor situations, which adversely affected sports trading card sales and returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players, and the level of fan interest, although showing signs of improvement has not returned to the levels experienced prior to the 1994 strike.
Consistent with decreased fan interest, Marvel believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and, therefore, generally decreased levels of consumer purchases of all trading cards. Accordingly, Marvel believes that the overall trading card industry has been negatively affected, causing Marvel to experience lower sales, higher returns, and higher inventory obsolescence.

         Throughout 1995, the lower sales and higher returns of Marvel's trading cards primarily related to distribution channels other than trading card specialty stores. Marvel has revamped its trading card business to concentrate its distribution of trading card products in trading card specialty stores and in select mass market accounts. Marvel believes that these distribution channels have a more focused customer base and proven efficiencies, and therefore should allow Fleer/SkyBox to realize an improvement in operating income in the future.

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

         With these actions, Marvel has simplified and refocused its publishing and trading card operations by concentrating on what it believes to be the strongest elements of the businesses and more efficient channels of distribution. Although Marvel believes that these actions will position itself for an improvement in future operating performance of these businesses, the extent of improvement will be determined by, among other things, the state of the markets in which Marvel's products are sold, the effectiveness of Marvel's implementation of changes to these businesses and the level of reception by consumers to Marvel's changes in these businesses and to Marvel's products.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

         The Company's net revenues in 1996 were $355.9 compared with $336.7 in 1995. Revenues in 1996 include $182.2 from the Company's youth entertainment segment and $173.7 from the Company's broadcasting and production and distribution segment. Revenues in 1995 include $169.2 from the Company's youth entertainment segment and $167.5 from the Company's broadcasting and production and distribution segment.

         The increase in revenues from the youth entertainment segment reflects an increase of $15.2 in toy revenues, a $11.3 increase in trading card and sticker net revenues and $1.8 in other revenues, partially offset by a $12.0 decrease in net publishing revenues and a $3.3 decrease in licensing revenues. The increase in toy revenues was principally due to Toy Biz's expanded product offerings


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

and increased international distribution of products. The increase in net sticker and trading card revenues was primarily due to increased Panini net revenues of stickers. Panini net revenues increased due to the 1996 European
Cup soccer tournament and expansion into new markets such as Brazil, partially offset by lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties due to lower commercial success of such properties in 1996 as compared to 1995. Net revenues from trading cards increased slightly as compared to 1995. Marvel's concentration of distribution to trading card specialty stores and select mass market accounts generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995, as well as lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves related to market conditions. Such lower sales returns provisions offset the lower sales discussed above, resulting in a slight increase in net revenues from trading cards. The decrease in net publishing revenues was due to the reduction of unprofitable titles, in accordance with Marvel's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than Marvel's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of Marvel's characters.

         The increase in revenues from the broadcasting and production and distribution segment reflects an increase in broadcasting revenues of $5.2 due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. NWCG had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased primarily due to increases in network and cable revenues.

         Direct costs for 1996 and 1995 relates to the youth entertainment segment ($115.4 and $116.9, respectively) and to the broadcasting and production and distribution segment ($90.2 and $91.0, respectively). The youth entertainment segment's direct costs as a percentage of sales was 63% in 1996 and 69% in 1995, reflecting lower provisions for sales returns and inventory obsolescence in the trading card business and a reduction of unprofitable titles in Marvel's publishing business, offset by an unfavorable product mix for trading cards, stickers and toys as compared to 1995 as well as weaker operating results in certain of Panini's European markets. The decrease in broadcasting direct costs reflects lower programming contract costs.

         Selling, general and administrative ("SG&A") expenses in 1996 increased by $9.0 to $107.4. The youth entertainment segment's SG&A expenses increased from $55.4 to $60.7. The increase of $5.3 was mainly attributable to the increase in Toy Biz's and Panini's advertising, promotion and selling costs, partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations. The broadcasting and production and distribution segment's SG&A expenses were $39.7 and $37.1 in 1996 and 1995, respectively. The increase in broadcasting SG&A expenses primarily reflects higher costs to support the increase in local programming associated with NWCG's conversion of certain broadcast stations to


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

the Fox Network. The increase in production and distribution SG&A expenses was primarily due to amortization of production costs associated with increased production activity. Also included in SG&A expenses are $7.0 and $5.9 of corporate overhead expenses in 1996 and 1995, respectively.

         Amortization of goodwill and intangibles increased to $18.1 in 1996 from $16.1 in 1995 primarily due to the amortization related to the acquisition of the Argyle Stations and to the SkyBox Acquisition.

         Interest expense increased to $79.2 in 1996 from $74.0 in 1995 primarily due to increased average borrowings.

         Interest and net investment income increased from $9.6 in 1995 to $18.8 in 1996 primarily due to an increase in net loans to affiliates.

         The benefit for income taxes of $1.8 and $2.8 in 1996 and 1995, respectively, relate to subsidiaries which file separate income tax returns.
The Company has not recorded a benefit in 1995 and 1996 for its separate company loss as the Company is not assured that it will be able to realize the benefit for such losses in the future.

         Marvel recorded an extraordinary loss of $3.3, net of taxes of $2.1, in 1995 which represented a write-off of the related deferred financing costs associated with the term loan portion of its Amended and Restated Credit
Agreement.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

         The Company's net revenues in 1996 were $707.3 compared with $609.5 in 1995. Revenues in 1996 include $371.8 from the Company's youth entertainment segment and $335.5 from the Company's broadcasting and production and distribution segment. Revenues in 1995 include $327.1 from the Company's youth entertainment segment and $282.4 from the Company's broadcasting and production and distribution segment.

         The increase in revenues from the youth entertainment segment reflects an increase of $40.4 in toy revenues, a $28.0 increase in trading card and sticker net revenues and $4.0 in other revenues, partially offset by an $23.8 decrease in net publishing revenues and a $3.9 decrease in licensing revenues. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for six months in 1996 as compared to four months in 1995. The increase in net sticker and trading card revenues was primarily due to increased net trading card revenues and, to a lesser extent, increased net revenues from stickers. Net revenues from trading cards increased by approximately $20 for the six months of 1996 as compared to 1995.
Marvel's concentration of distribution to trading card specialty stores and select mass market accounts generally resulted in lower sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995, as well as lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market. However, as compared to 1995, provisions for trading card sales returns were


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox trading cards for six months in 1996 versus only two months in 1995 as SkyBox was acquired on April 27, 1995, offset the lower sales discussed above, resulting in the increase in net revenues from trading cards for the six months ended June 30, 1996 as compared to the same period in 1995. Panini net revenues increased due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil, partially offset by lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties due to lower commercial success of such properties in 1996 as compared to 1995. The decrease in net publishing revenues was due to the reduction of unprofitable titles, in accordance with Marvel's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than Marvel's titles. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of Marvel's characters.

         The increase in revenues from the broadcasting segment of $30.6 reflects an increase of $25.1 for the four stations acquired on March 31, 1995 from Argyle and an increase of $11.2 for the eight original stations owned for both periods ("Eight Stations"), partially offset by a decrease of $5.7 reflecting the sale of the Boston Station in March of 1995. On a same station basis for both periods, net revenue increased $6.7 due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. NWCG had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased
$22.5 primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

         Direct costs for 1996 and 1995 relates to the youth entertainment segment ($229.3 and $213.8, respectively) and to the broadcasting and production and distribution segment ($192.2 and $166.1, respectively). The youth entertainment segment's direct costs as a percentage of sales was 62% in 1996 and 65% in 1995, reflecting lower provisions for sales returns and inventory obsolescence in the trading card business and a reduction of unprofitable titles in Marvel's publishing business, offset by an unfavorable product mix for trading cards, stickers and toys as compared to 1995 as well as weaker operating results in certain of Panini's European markets. The increase in broadcasting direct costs reflects an increase related to the acquisition of the Argyle stations partially offset by a decrease for the Eight Stations and by a decrease reflecting the sale of the Boston Station in March of 1995. On a same station basis for both periods, operating expenses increased due to higher costs to support the increase in local programming associated with the conversion of certain broadcast stations to the Fox
Network offset by lower programming contract costs. Production and distribution direct costs increased due primarily to amortization of production costs associated with increased production activity.

         Selling, general and administrative ("SG&A") expenses in 1996 increased by $31.8 to $211.2. The youth entertainment's SG&A expenses increased from $101.4 to $117.4. The increase of $16.0 was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy Biz, the consolidation of Toy Biz's results for six months in 1996 as compared to four months in 1995, and the inclusion of Sky Box for six months in 1996 as compared to two months in 1995. This increase was partially offset by a general reduction in overhead expenses associated with the


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

restructuring of the trading card, publishing and confectionery operations.
The broadcasting and production and distribution segment's SG&A expenses were $78.4 and $67.2 in 1996 and 1995, respectively. The increase in broadcasting and production and distribution SG&A expenses primarily reflects an increase related to the acquisition of the Argyle stations, partially offset by a decrease for the Eight Stations and by a decrease reflecting the sale of the Boston Station in March 1995. Also included in SG&A expenses are $15.4 and
$10.8 of corporate overhead expenses in 1996 and 1995, respectively.

         Amortization of goodwill and intangibles increased to $37.8 in 1996 from $28.0 in 1995 primarily due to the amortization related to the acquisition of the Argyle Stations and the SkyBox Acquisition.

         Interest expense increased to $164.3 in 1996 from $139.3 in 1995 primarily due to increased average borrowings.

         Interest and net investment income increased from $19.5 in 1995 to $34.4 in 1996 primarily due to an increase in net loans to affiliates.

         The Company recorded a gain of $54.7 in 1995 in connection with the sale of the Boston Station and the Toy Biz IPO.

         The benefit (provision) for income taxes of $4.9 and ($40.5) in 1996 and 1995, respectively, relate to subsidiaries which file separate income tax returns. The tax provision in 1995 reflected the recognition of income taxes on the sale of WSBK by NWCG. The Company has not recorded a benefit in 1995 and 1996 for its separate company losses as the Company is not assured that it will be able to realize benefit for such losses in the future.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(a)      Marvel

         In August, 1996, Toy Biz sold in an offering .7 million shares of its Class A common stock at a price to the public of $15 per share. As part of Toy
Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. In the third quarter of 1996, Marvel will record a gain on the sale of this common stock. The net proceeds to Toy Biz and Marvel were approximately
$9.0 and $35.0, respectively. The net proceeds from each of those sales, along with additional funds provided by Toy Biz from operations and by Marvel from operations and borrowings, are expected to be contributed from time to time to Marvel Studios, an entity to be formed by Marvel and Toy Biz to facilitate the development of television programming, feature films and other media and theatrical productions based upon Marvel's characters. Marvel will receive common equity interests in Marvel Studios representing 75% of the equity and Toy Biz will receive preferred equity interests representing 25% of the equity. Pending such use, Marvel intends to use its net proceeds from this offering to repay debt and for working capital and general corporate purposes and Toy Biz, pending such investment in Marvel Studios, intends to use its net proceeds for working capital and general corporate purposes. Marvel


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

expects to incur approximately $4 in net production costs for The Hulk animated series (which costs would be offset by any sales of video cassettes or international distribution rights to the series). The Hulk series is expected to begin broadcasting on the United Paramount Network in September
1996. The Hulk series is expected to be a project of Marvel Studios. Marvel announced a project with Fox Kids Worldwide ("FKW"), which will involve the development and production of a variety of Marvel's characters to be broadcast over the Fox Children's Network over a period of seven years (which could be extended to ten years in certain circumstances). Marvel will be required to reimburse FKW a portion of its production costs. The arrangements with FKW are expected to be a project of Marvel Studios.

         As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

         During the first quarter of 1996, Marvel formed Marvel Interactive for the development of on-line services and interactive software utilizing or based upon Marvel's characters. Marvel anticipates commencing development of titles in the second half of 1996 with commercial release scheduled for 1997.

         Marvel, along with its joint venture partner, is continuing development of Marvel theme restaurants. Five restaurants are currently under development, with the first restaurant expected to open in the first half of 1997. Marvel expects to invest approximately $36 over the next three years to fund the development of such restaurants.

         In March 1996 and August 1996, Marvel amended its credit agreements to, among other things; (i) provide for an additional $25.0 revolving credit facility which will expire on December 31, 1996; (ii) secure the borrowings with substantially all of Marvel's domestic assets and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and (iii) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements.

         At August 13, 1996, Marvel's outstanding bank indebtedness was approximately $643.0, of which $16.5 relates to the borrowings for the Adespan adhesives facility. Marvel had $35.0 available under its domestic credit facilities and approximately $25.0 available under its foreign credit facilities. In addition, there was $30.0 available under the Toy Biz line of credit at August 13, 1996.

         As of August 5, 1996, 79.4 million shares, or 78.0%, of Marvel's
Common Stock were pledged by subsidiaries of Mafco Holdings Inc. ("Mafco"), other than Marvel and its subsidiaries, to secure indebtedness or letters of credit of such subsidiaries. In addition, 2.9 million shares, or 2.9% of Marvel's Common Stock, are subject to a negative pledge under the terms of the Marvel Holdings Notes indenture. The indentures governing this indebtedness contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

         Although there can be no assurance, Marvel anticipates that internally generated funds, the net proceeds from the offering by Toy Biz and Marvel of Class A common stock of Toy Biz, borrowings


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

under the various credit agreements of Marvel and Toy Biz, other borrowings and refinancings of existing indebtedness will be sufficient to enable Marvel to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future.

(b)      NWCG

         At June 30, 1996, NWCG has total outstanding debt of $987.0. NWCG has limited additional borrowing capacity under its borrowing facilities.
Significant expansion of NWCG's broadcasting or production segments will require additional funding not currently available to NWCG.

         NWCG plans to reduce certain of its debt with the proceeds from the pending sales of the San Diego and Birmingham stations to NBC. The gross proceeds from the sale of the San Diego Station of $225, subject to certain adjustments, will be used to pay off the Bank Credit Agreement Loans and to offer to purchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by NWCG as permitted by its various debt instruments. A portion of the gross proceeds from the sale of the Birmingham Station of $200, subject to certain adjustments, will be used to reduce the Acquisition Credit Agreement balance.

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

         The Merger will result in a change of control under certain of NWCG's debt agreements, which will result in an event of default thereunder or give the holders of such debt the right to require NWCG to repurchase such indebtedness. No effect of a change in control is reflected in the accompanying unaudited consolidated financial statements.

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


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Andrews' corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco
Holdings and affiliates. At June 30, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $542.7 and $307.1, respectively.

         On April 9, 1996, Marvel IV Holdings Inc. ("Marvel IV Holdings") amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of loans to an affiliate and (ii) the aggregate commitment under the term loan and revolving credit facilities was reduced to $150.0. On June 6, 1996, the Marvel IV Credit Agreement was further amended to provide for a revolving credit and letter of credit commitment in an aggregate of $250.0. No borrowings were outstanding under this facility at June 30, 1996.

         In July 1996, Andrews' 12 3/4% Subordinated Debentures were redeemed at maturity.

FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended June 30, 1996 which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, Marvel's expectation as to financial performance for the remainder of 1996. In addition to factors that may be described in the Company's
Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the failure of fan interest in baseball to return to traditional levels prior to the 1994 baseball strike, thereby negatively impacting Marvel's baseball card business;
(ii) continued weakness in the comic book market which cannot be overcome by Marvel's new editorial and production initiatives in comic publishing; (iii) continued weakness in the trading card market; (iv) the effectiveness of Marvel's changes to its trading card and publishing distribution; (v) a decrease in the popularity or level of media exposure of Marvel's characters resulting in declining licensing revenues, (vi) the lack of continued commercial success of properties owned by major licensors which have granted
Marvel licenses for its sports and entertainment trading card and sticker businesses; and (vii) unanticipated costs or delays in completing projects associated with Marvel's new ventures including media, interactive software and on-line services and theme restaurants.


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In July and August 1996, Joseph Gorga, Brian Barry and Anthony
Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of NWCG other than the defendants against NWCG, its directors, News Corp. and Fox Television
Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp. These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications Group Incorporated
Shareholders Litigation, C.A. No. 15110. The consolidated actions seek equitable relief and damages, including an injunction against the Merger. NWCG believes that the consolidated actions are entirely without merit and intends to contest them vigorously.

         The Company is also a party to various legal proceedings as described in previous filings. During the quarter, there were no material developments in any of such proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1*   Third Amended and Restated Credit  Agreement dated as of
                 June 3, 1996 among Marvel IV Holdings Inc., the financial institutions and issuing bank named therein, and Citibank, N.A., as agent.

         10.2    Third Amendment, dated as of June 29, 1996, to the
                 Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the Managing Agents named therein, The Chase Manhattan Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank
                 (formerly named Chemical Bank), as Administrative
                 Agent (incorporated by reference to Exhibit 10.1 of the New World Communications Group Incorporated
                 Form 10-Q for the quarter ended June 30, 1996).

         10.3 Consent Number Three dated as of June 30, 1996 to the Credit and Guarantee Agreement among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly named Chemical Bank) as administrative agent (incorporated by reference to Exhibit
                 10.1 to the June 30, 1996 Marvel Quarterly Report on Form
                 10-Q (the "Marvel 10-Q")).

         10.4    Consent Number Two and Fourth Amendment,  dated as of
                 June 30, 1996, to the Amended and Restated Credit and
                 Guarantee Agreement, by and among Marvel, Fleer Corp., the financial institutions from time to time parties thereto,



                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES



                 and The Chase Manhattan Bank (formerly named Chemical Bank)
                 (incorporated by reference to Exhibit 10.2 to the Marvel
                 10-Q).

         10.5    Line of Credit,  dated as of March 27, 1996  between
                 Fleer Corp. and The Chase Manhattan Bank (formerly named
                 Chemical Bank) (incorporated by reference to Exhibit 10.3 to the Marvel 10-Q).

         27*     Financial Data Schedule


         * filed herein

(b)      Reports on Form 8-K

         May 22, 1996 (Items 5 and 7)




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANDREWS GROUP INCORPORATED
                                                      (Registrant)

                                            By: /s/Joseph P. Page
                                               ------------------------------
August 14, 1996                                 Joseph P. Page
                                                Executive Vice President and
                                                Chief Financial Officer
























                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANDREWS GROUP INCORPORATED
                                                      (Registrant)

                                            By: /s/Laurence Winoker
                                               ------------------------------
August 14, 1996                                 Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)




