Form 10-Q
period 1996-09-30
ANDREWS GROUP INC /DE/
filed 1996-11-14
CIK 277025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -----

Commission file number 0-9008

                          ANDREWS GROUP INCORPORATED

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      DELAWARE                      95-2683875

            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

--------------------------------------------------------------------------------
3200 WINDY HILL ROAD, SUITE 1100-WEST, ATLANTA, GEORGIA      30339

         (Address of principal executive offices)         (Zip Code)

                                 770-955-0045

--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

            Class                         Outstanding at November 11, 1996
-------------------------------           --------------------------------
Common Stock, $1.00 par                                 1,000

As of November 11, 1996, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                  1996           1995
                                                                             -------------- ---------------
                              ASSETS
Cash .....................................................................   $     38.1      $     55.7
Trade receivables, net ...................................................        257.2           236.7
Inventories ..............................................................         99.1            82.4
Deferred taxes ...........................................................         32.9            50.8
Prepaid expenses and other ...............................................         76.5            68.3
                                                                             -------------- ---------------
   Total current assets ..................................................        503.8           493.9

Property, plant and equipment, net .......................................         96.7            77.6
Intangible assets, net ...................................................        917.2           931.5
Loans to affiliates, net .................................................        436.4           441.0
Other assets .............................................................        105.9            94.2
                                                                             -------------- ---------------
                                                                             $  2,060.0      $  2,038.2
                                                                             ============== ===============

                                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt and short-term borrowings ...........   $    654.6      $     72.8
   Accounts payable and accrued expenses .................................        267.5           311.9
   Deferred income .......................................................          6.1            11.3
   Net liabilities held for sale .........................................         89.8            70.8
                                                                             -------------- ---------------
    Total current liabilities ............................................      1,018.0           466.8

Long-term debt ...........................................................        958.9         1,667.3
Indebtedness to affiliates ...............................................        581.4           307.1
Other liabilities ........................................................         59.0            52.0
Minority interest ........................................................        140.6           113.8
Redeemable preferred stock of subsidiaries ...............................          5.1             5.1

Commitments and contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding
   Additional paid-in-capital ............................................         40.7            40.2
   Accumulated deficit ...................................................       (744.1)         (614.5)
   Cumulative translation adjustment .....................................          0.4             0.4
                                                                             -------------- ---------------
      Total stockholder's deficit ........................................       (703.0)         (573.9)
                                                                             -------------- ---------------
                                                                             $  2,060.0      $  2,038.2
                                                                             ============== ===============






             See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ---------------------------   ---------------------------
                                                                      1996          1995            1996          1995
                                                                 ------------- -------------   ------------- -------------
Net revenues..................................................    $     581.2   $     596.1     $     209.4   $     269.0
Operating expenses:
   Direct costs ..............................................          372.4         352.6           143.1         138.8
   Selling, general and administrative expenses ..............          191.7         175.4            69.1          72.1
Amortization of goodwill and intangibles .....................           20.9          17.9             7.8           6.1
                                                                 ------------- -------------   ------------- -------------
Operating (loss) income ......................................           (3.8)         50.2           (10.6)         52.0
                                                                 ------------- -------------   ------------- -------------

Other (expense) income:
   Interest expense ..........................................         (148.2)       (130.4)          (48.5)        (47.9)
   Interest and net investment income ........................           44.2          26.1            11.8          10.9
   Gain on sale of business interests, net ...................           22.0          14.3            22.0             -
   Amortization of debt issuance costs and other .............          (13.2)        (11.8)           (3.4)         (4.6)
                                                                 ------------- -------------   ------------- -------------
                                                                        (95.2)       (101.8)          (18.1)        (41.6)
                                                                 ------------- -------------   ------------- -------------
(Loss) income from continuing operations before income
  taxes, minority interest and equity in income of investees            (99.0)        (51.6)          (28.7)         10.4
Benefit (provision) for income taxes ........................             0.7         (25.7)           (3.1)        (21.0)
Minority interest in earnings of subsidiaries ...............            (7.7)        (12.1)           (6.0)        (10.0)
Equity in net income (loss) of investees ....................            (0.5)          1.6            (1.0)          0.8
                                                                 ------------- -------------   ------------- -------------
Loss from continuing operations .............................          (106.5)        (87.8)          (38.8)        (19.8)
(Loss) income from discontinued operations, net of taxes
   and minority interest ....................................           (23.1)        (40.8)             3.3        (17.7)
                                                                 ------------- -------------   ------------- -------------
Loss before extraordinary item ..............................          (129.6)       (128.6)          (35.5)        (37.5)
Extraordinary item, net of tax ..............................               -          (3.3)              -             -
                                                                 ------------- -------------   ------------- -------------

Net loss ....................................................      $   (129.6)   $   (131.9)    $     (35.5)  $     (37.5)
                                                                 ============= =============   ============= =============
















                See notes to consolidated financial statements.

                            3








                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           1996          1995
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................................   $ (129.6) $ (131.9)
                                                                                        ------------  ------------
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization ....................................................       48.8      40.6
      Noncash interest expense .........................................................       53.3      47.5
      Equity in net income of investees, net of distributions ..........................        0.5       1.4
      Minority interest in earnings of subsidiaries ....................................        7.7      12.1
      Loss from discontinued operations ................................................       23.1      40.8
      Extraordinary item, net of tax ...................................................         --       3.3
      Gain on sale of business interests ...............................................      (22.0)    (14.3)
      Changes in assets and liabilities, net of effects of acquisitions and dispositions
         Increase in assets ............................................................      (24.5)    (91.3)
         (Decrease) increase in liabilities ............................................      (59.1)     27.3
                                                                                         ------------  ------------
                                                                                               27.8      67.4
                                                                                        ------------  ------------
   Net cash flows from operating activities ............................................     (101.8)    (64.5)
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of Marvel investment in Toy Biz ..............................       35.7       --
   Loans to affiliates, net ............................................................        4.6    (124.2)
   Capital expenditures ................................................................      (30.4)    (30.9)
   Acquisition of SkyBox, net of cash and cash equivalents acquired ....................         --    (159.5)
   Other ...............................................................................      (14.9)    (18.3)
                                                                                        ------------  ------------
   Net cash flows from investing activities ............................................       (5.0)   (332.9)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt ........................................................      137.8     261.6
   Repayment and repurchases of debt ...................................................     (324.8)    (14.9)
   Issuance of common stock, stock options and warrants by subsidiaries ................       10.2      52.5
   Loans from affiliates, net ..........................................................      274.3     116.4
   Debt issuance costs and other, net ..................................................       (9.6)    (13.6)
                                                                                        ------------  ------------
   Net cash flows from financing activities ............................................       87.9     402.0
                                                                                        ------------  ------------
Effect of exchange rate changes on cash ................................................        1.3       1.9
Net decrease in cash ...................................................................      (17.6)      6.5
Cash at beginning of the period ........................................................       55.7      20.0
                                                                                        ------------  ------------
Cash at end of the period ..............................................................   $   38.1  ` $  26.5
                                                                                        ============  ============








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

         During the quarter ended September 30, 1996, Marvel continued to experience significant losses in its trading card and publishing businesses. As a result, Marvel has failed to satisfy financial covenants contained in its credit agreements (see Note 3). Marvel has reclassified long-term debt to current liabilities as a result of Marvel's failure to satisfy financial covenants and the absence of waivers as of this date relating thereto. Given the unfavorable market conditions in trading cards and publishing, the Company is evaluating whether there has been an impairment to goodwill and other intangible assets and is considering restructuring and other actions, all of which could result in substantial 1996 year end charges. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As further discussed in Note 6 - Proposed Sale of NWCG Holdings, as a result of the execution of definitive agreements on September 24, 1996 in furtherance of the transactions contemplated by the Agreement, the accompanying financial statements have been restated to reflect for all periods presented, the net liabilities and results of operations of the Company's Television Programming Production and Distribution segment as net liabilities held for disposition and discontinued operations, respectively. As a gain on disposal, net of transaction costs and estimated results from operations during the phase-out period is expected, the net gain will be recognized on the disposal date. Revenues included in discontinued operations for the nine months ended September 30, 1996 and 1995 were $478.4 and $420.9.

         Certain reclassifications have been made to conform to the current period's presentation.

2.       INVENTORIES, NET

                                         SEPTEMBER 30,        DECEMBER 31,
                                             1996                1995
                                         -------------        ------------
Raw materials                              $  23.7               $  23.7
Work-in-progress                              19.3                  22.3
Finished goods                                79.6                  58.8
Less: Reserve for obsolescence               (23.5)                (22.4)
                                         --------------       ------------
                                           $  99.1               $  82.4
                                         ==============       =============

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


3.       LONG-TERM DEBT

         Marvel has experienced greater than expected operating losses, and as a result has failed to satisfy the financial covenants contained in its Credit Agreements (as defined below) and has commenced discussions with its agent bank seeking waivers of these covenants and a restructuring of the Credit Agreements to provide for its cash requirements. Marvel believes that the restructuring of the Credit Agreements will require an infusion of new equity capital and has received a proposal from Andrews regarding such equity infusion, which is subject to a number of significant conditions (see Note 9). As a result of Marvel's failure to satisfy financial covenants and in the absence of waivers as of this date relating thereto, the balance of its long-term debt has been reclassified to current liabilities. In addition, as a result of Marvel's failure to satisfy the financial covenants contained in the credit agreements, rollovers of existing Eurocurrency Rate Loans will be made as Alternate Base Rate Loans or Negotiated Rate Loans thereby increasing Marvel's borrowing costs. There can be no assurance that the debt can be restructured on favorable terms to Marvel or that an additional capital infusion will be received by Marvel.

         Marvel's indebtedness is principally represented by the outstanding balance of $350.0 under the U.S. Term Loan Agreement, $104.5 under the Amended and Restated Credit Agreement effective August 30, 1994 and the outstanding balance of $139.9 under the Term Loan Agreement (collectively, the "Credit Agreements").

         During March 1996 and August 1996, Marvel amended its Credit Agreements to, among other things: (i) provide for an additional $25.0 revolving credit facility which will expire on December 31, 1996; (ii) secure the borrowings with substantially all of Marvel's domestic assets, other than Marvel's investment in common stock of Toy Biz, and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and (iii) amend certain financial covenants.

         On April 9, 1996, Marvel IV Holdings amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of loans to an affiliate and (ii) the aggregate commitment under the term loan and revolving credit facilities was reduced to $150.0. On June
6, 1996 and October 9, 1996, the Marvel IV Credit Agreement was further amended to provide for a revolving credit and letter of credit commitment in an aggregate of $250.0. On October 9, 1996, Marvel IV Holdings obtained a waiver relating to breach of certain financial covenants by Marvel for the quarter ended September 1996.

         In July 1996, Andrews' 12 3/4% Subordinated Debentures were redeemed at maturity.

4.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $6.5 has been paid as of September 30, 1996. Additionally, approximately $6.7 relates to facility closure and consolidation costs, of which $5.4 has been paid as of September 30, 1996, and $7.6 of the restructuring charges relates to other costs, of which $4.6 has been paid as of September 30, 1996. A substantial portion of the remaining amount of

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


$8.5 as of September 30, 1996, which is included in accrued expenses and other, is scheduled to be paid in the fourth quarter of 1996 with the remainder paid out in accordance with the terms of various agreements.

5.       RELATED PARTY TRANSACTIONS

         At September 30, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $581.4 and $307.1, respectively. At September 30, 1996 and December 31, 1995, the Company had advances of $436.4 and $441.0 to Mafco Holdings and its subsidiaries.

         At November 11, 1996, an aggregate of 79.4 million shares of common stock of Marvel were pledged to secure the indebtedness and letters of credit of Marvel Holdings, Parent Holdings, Holdings III and Four Star Holdings and
2.9 million shares of common stock of Marvel are subject to a negative pledge under the terms of the Marvel Holdings Notes. At November 11, 1996, an aggregate of 34.5 million shares of NWCG were pledged to secure the NWCG Holdings Notes.

         See Note 9 - Subsequent Events.

6.       PROPOSED SALE OF NWCG HOLDINGS

         NWCG, NWCG (Parent) Holdings Corporation, a subsidiary of Andrews ("NWCG Parent"), NWCG Holdings and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement"). The Agreement provided that the parties thereto may execute definitive agreements to consummate the transactions contemplated by the Agreement. On September 24, 1996, the parties entered into definitive agreements in furtherance of the transactions contemplated by the Agreement.

         Fox Television Stations, Inc. ("Fox"), a corporation in which News Corp. has an indirect interest, will acquire all of the shares of Common Stock of NWCG (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary or as to which dissenters' rights are properly exercised) and NWCG will become a subsidiary of Fox. The term "News Corp. Subsidiary" means any subsidiary of News Corp., Twentieth Holdings Corporation, a Delaware corporation in which News Corp. has an indirect interest ("THC"), or any other subsidiary of THC, including Fox. Immediately prior to the time (the "Effective Time") the certificate of merger relating to the Merger, filed with the Secretary of State of Delaware, becomes effective pursuant to the General Corporation Law of the State of Delaware (the "DGCL"), Fox will purchase (the "Stock Purchase") from NWCG Parent, pursuant to the Stock Purchase Agreement, 2,682,236 shares of Class B Common Stock owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings. The principal asset of NWCG Holdings consists of 34,510,000 shares of Class B Common Stock. As of September 30, 1996, NWCG Parent and NWCG Holdings owned, in the aggregate, 37,192,236 shares of NWCG Class B Common Stock, representing approximately 52% of the outstanding NWCG Common Stock and approximately 90% of the outstanding voting power of the outstanding NWCG Common Stock. The consideration for such purchase will be 1.45 American Depository Shares of News Corp. ("ADSs"), each of which represents four fully-paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 (with a market price of $18.375 per ADS at November 11, 1996) each of News Corp., for each share of NWCG Common Stock directly or indirectly

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


acquired by Fox, with the aggregate number of ADSs issued to NWCG Parent reduced to approximate the accreted amount of the NWCG Holdings Notes outstanding as of the Effective Time. Pursuant to the Merger Agreement, (a) each outstanding share of NWCG Common Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary, including the shares purchased pursuant to the Stock Purchase Agreement, and any shares of NWCG Class B Common Stock as to which dissenters' rights are properly exercised) will be converted into the right to receive 1.45 ADSs; (b) pursuant to the DGCL, conversion of the shares of NWCG Series A Preferred Stock into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of NWCG Series A Preferred Stock (the "Series A Approval"); if the Series A Approval is obtained, each issued and outstanding share of NWCG Series A Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of NWCG Class B Common Stock that a holder of such share of NWCG Series A Preferred Stock would have received if such share of NWCG Series A Preferred Stock had been converted into shares of NWCG Class B Common Stock immediately prior to the Effective Time; and (c) pursuant to the DGCL, conversion of the shares of Series E Preferred Stock into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of NWCG Series E Preferred Stock (the "Series E Approval"); if the Series E Approval is obtained, each issued and outstanding share of NWCG Series E Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times
(ii) the number of shares of NWCG Class A Common Stock that a holder of such share of NWCG Series E Preferred Stock would have received if such share of NWCG Series E Preferred Stock had been converted into shares of NWCG Class A Common Stock immediately prior to the Effective Time. The transactions contemplated by the Merger Agreement and the Stock Purchase Agreement are referred to herein as the "Transaction".

         Pursuant to a Voting Agreement, dated as of September 24, 1996, among Fox, NWCG Parent and NWCG Holdings (the "NWCG Parent Voting Agreement"), NWCG Parent and NWCG Holdings agreed to vote for the Merger Proposal. Accordingly, approval of the Merger Proposal is assured regardless of the vote of any other stockholder of NWCG. In addition, pursuant to a Voting Agreement, dated as of September 24, 1996, among Apollo Advisors, L.P. ("Apollo"), News Corp. and Fox (the "Apollo Voting Agreement"), Apollo agreed, with respect to itself and its affiliates, as the sole holder of the issued and outstanding shares of NWCG Series A Preferred Stock, to vote, or cause to be voted, any shares of NWCG capital stock owned as of the Record Date for the Merger Proposal. As of September 30, 1996, Apollo and its affiliates owned all of the issued and outstanding shares of Series A Preferred Stock. Accordingly, receipt of the Series A Approval is assured.

         Certain subsidiaries and affiliates of the Company have also entered into certain other agreements in connection with the Transaction. Pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership, a California limited partnership (the "1440 Partnership"), and Fox (the "Real Estate Agreement"), Fox agreed to purchase (the "Real Estate Purchase") the land, building and related improvements where NWCG's principal Los Angeles office is located (the "Real Property"). The aggregate purchase price to be paid by Fox under the Real Estate Agreement is $50.0. Pursuant to the Assignment and Assumption Agreement, dated as of September 24,

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1996, between Four Star Holdings and Fox (the "Four Star Agreement"), Fox agreed to assume an aggregate of $46.2 principal amount of debt of Four Star Holdings. The liabilities represented by the Four Star Notes (as defined herein) were retained by Four Star Holdings at the time of the 1994 reorganization of NWCG that included the transfer of New World Entertainment Ltd. ("NW Entertainment"), to NWCG. Pursuant to a Guaranty, dated as of September 24, 1996, Mafco Holdings has agreed to guarantee the payment and performance of certain obligations of its affiliates pursuant to the Stock Purchase Agreement, the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement. Similarly, News Corp. has entered into a Guaranty, dated as of September 24, 1996, pursuant to which News Corp. has agreed to guarantee the payment and performance by Fox of its obligations pursuant to the Merger Agreement, the Stock Purchase Agreement (including the registration rights agreement attached, thereto), the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement.

         The consummation of the transactions contemplated by the Real Estate Agreement is conditioned upon the satisfaction or waiver of all conditions of the Merger other than consummation of the Real Estate Purchase. The consummation of the transactions contemplated by the Four Star Agreement is similarly conditioned upon satisfaction or waiver of all conditions to the Merger other than those relating to the Four Star Agreement. The consummation of the transactions contemplated by the Stock Purchase Agreement is conditioned upon, among other things, satisfaction or waiver of all conditions to the Merger (including the Real Estate Purchase and the consummation of the transactions contemplated by the Four Star Agreement), other than the Stock Purchase.

         The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of NWCG. On November 7, 1996, the FCC issued an order, subject to finality, granting approval of the Merger and the Stock Purchase Agreement. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied.

7.       SALE OF STATIONS TO NBC

         In May 1996 NWCG entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the "Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for $425, subject to certain adjustments. The Birmingham Station sale was completed in August 1996 for $200, adjusted for working capital. The pretax gain related to such sale of $103.2 is reflected in net loss from discontinued operations. The San Diego Station sale is expected to be completed in the fourth quarter of 1996 and is subject to various closing conditions including regulatory approval which was granted on November 7, 1996.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


8.       TOY BIZ COMMON STOCK OFFERING

         In August, 1996, Toy Biz sold in an offering 700,000 shares of its Class A common stock at a price to the public of $15 per share. As part of Toy Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. In the third quarter of 1996, Marvel recorded a gain on the sale of this common stock of approximately $22.0. The net proceeds to Toy Biz and Marvel were approximately $9.1 and $35.7, respectively, after deducting amounts accrued for estimated fees and expenses. As a result of Marvel's sale of Class A Common Stock of Toy Biz in August 1996, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4% (see Note 9).

9.       SUBSEQUENT EVENTS

         Marvel has experienced greater than expected operating losses in the third quarter of 1996, and as a result has failed to satisfy financial covenants contained in the Credit Agreements. Marvel has commenced discussions with The Chase Manhattan Bank, the agent bank under the Credit Agreements, seeking waivers of these covenants and a restructuring of the Credit Agreements to provide for Marvel's cash requirements. Marvel believes that such a restructuring will require an infusion of new equity capital and has received a proposal from Andrews regarding such equity infusion, which is subject to a number of significant conditions. As a result of Marvel's failure to satisfy financial covenants and in the absence of waivers as of this date relating thereto, the balance of long-term debt has been reclassified to current liabilities.

         On October 17, 1996, Andrews announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately 67% of the class A common stock of Toy Biz for cash and debt of Andrews. On November 12, 1996, Marvel received a proposal from Andrews to acquire from Marvel a number of shares of Marvel common stock (or its equivalent) that would represent 80.1% of the shares of Marvel common stock after giving effect to such acquisition. Based on the approximately 101.8 million shares of Marvel common stock outstanding, this would require the issuance of approximately 410 million shares of Marvel common stock (or its equivalent). The purchase price for the acquisition would be $350 in cash or, at the option of Andrews, an equal value of the shares of class A common stock of Toy Biz or a combination of the foregoing (the "Andrews Investment"). The Andrews proposal states that the shares of Toy Biz class A common stock so transferred would be valued on the basis of the cost to Andrews of acquiring such stock. The Andrews proposal states that any contribution by Andrews to Marvel of shares of Toy Biz class A common stock would be made in the context of Toy Biz becoming a wholly owned subsidiary of Marvel.

         The Andrews proposal states that the consummation of the Andrews Investment would be subject to a number of significant conditions, including the satisfaction of the conditions set forth in the agreements between Andrews and Messrs. Perlmutter and Arad, an agreement for the acquisition of Toy Biz having been executed and all conditions to that agreement having been satisfied, receipt of certain consents and amendments under the Credit Agreements, including to provide for the additional borrowing capacity that Marvel requires, the satisfactory resolution by Andrews of a number of issues under the indentures of Marvel Holdings, Parent Holdings and Holdings III, including that any Marvel common stock (or its equivalent) purchased by Andrews not be subject to the liens thereunder, and the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

execution of a definitive agreement for the Andrews Investment which contains appropriate representations, warranties, covenants and conditions customary for transactions of the nature of the Andrews Investment. There can be no assurance that agreement will be reached on the terms of any of the foregoing transactions or that any of the foregoing transactions will be consummated. See Management Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources.

         A copy of the Andrews proposal has been forwarded to a special committee of Marvel's board of directors comprised of outside directors, who are not affiliated with Andrews, for consideration. In addition, in anticipation of receiving a proposal, the board of directors of Toy Biz formed a special committee of outside directors who are not affiliated with Andrews or Marvel to consider, on behalf of the minority stockholders of Toy Biz, any proposal that may be made.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



RESULTS OF OPERATIONS

General

         As further discussed in Note 6 - Proposed Sale of NWCG Holdings, as a result of the execution of definitive agreements on September 24, 1996 in furtherance of the transactions contemplated by the Agreement, the accompanying financial statements have been restated to reflect for all periods presented, the net liabilities and results of operations of the Company's Television Programming Production and Distribution segment as net liabilities held for disposition and discontinued operations, respectively. As a gain on disposal, net of transaction costs and estimated results from operations during the phase-out period is expected, the net gain will be recognized on the disposal date.

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

         Over the past five years, Marvel has diversified into a broadly based youth entertainment company. As a result, an increasing portion of Marvel's net revenues have been derived from businesses other than comic book publishing. Marvel's business has been augmented by the marketing and distribution of sports and entertainment trading cards and activity stickers and the licensing of Marvel's characters for consumer products, television and film, advertising promotions and toys. Although Marvel's consolidated net revenues have increased as a result of diversification, certain changes in market conditions, primarily associated with its publishing and trading card businesses, have adversely affected Marvel's net revenues and operating results in recent periods.

         In recent years there has been an overall decline in the comic book specialty store industry, and more specifically, a significant reduction in speculative purchases of comic books, which has adversely affected Marvel's publishing revenues. In response, Marvel has undertaken several strategic actions including: eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focusing its comic books more on editorial content and less on physical product features and enhancements; and streamlining operations through introduction of new technology and consolidation of facilities. However, to date these actions have not been sufficient to overcome the overall decline in the comic book specialty store industry.

         Similarly, there has been a significant contraction in the sports trading card market related in part to lower speculative purchases. This contraction was compounded by the baseball, hockey and basketball labor situations in 1994 and 1995, which adversely affected sports trading card sales and increased returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players as the owners rejected

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


in early November 1996 a proposed collective bargaining agreement. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the 1994 strike and the failure to enter into a new collective bargaining agreement could result in a disruption of play in 1997. Along with decreased fan interest, Marvel believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and, therefore, generally decreased levels of consumer purchases of all trading cards. Marvel believes that all of these factors have negatively affected the overall trading card industry, causing Marvel to experience lower sales, higher returns and higher inventory obsolescence.

         The level of demand for entertainment trading cards is dependent on the commercial success and media exposure of Marvel's characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994, the sale of entertainment cards based on Marvel's characters and third party licensed characters offset and in 1995 such sales substantially offset the decline in sports trading cards. However, in 1996, Marvel's sales of entertainment trading cards has been adversely affected by lower sales of cards based on properties licensed from third parties as well as significantly lower sales of cards based on comic book characters.

         Throughout 1995, the lower sales and higher returns of Marvel's trading cards primarily related to distribution channels other than trading card specialty stores. Marvel has revamped its trading card business to concentrate its distribution of trading card products in trading card specialty stores and in select mass market accounts. The combination of the contraction in the overall trading card industry, the lack of commercial success of certain of the third party and Marvel licensed products, in part driven by the softness in market conditions in the comic book specialty store market, and Marvel's change in distribution mentioned above have resulted in substantially lower trading card sales by Marvel in 1996.

         In response to the significant contraction in the sports trading card market, the adverse conditions related to the sale of entertainment trading cards and the overall decline in the comic book specialty store industry and their negative effect on Marvel's operating results, Marvel is considering further actions to mitigate these declines and their effect on future operating results. Given the unfavorable market conditions in trading cards and publishing, the Company is evaluating whether there has been an impairment to goodwill and other intangible assets and is considering restructuring and other actions, all of which could result in substantial 1996 year end charges.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

         The Company's net revenues were $209.4 and $269.0 in the 1996 and 1995 periods, respectively, an decrease of $59.6 or 22.2%. This reflects a decrease of $59.0 in net trading card and sticker revenues, $16.6 in licensing revenues, and $13.5 in net publishing revenues. This decrease was partially offset by a $26.2 increase in toy revenues and a $3.3 increase in other revenues. The decrease in trading card net revenues was primarily due to the continued general decline in the demand for trading cards as well as the change in Marvel's distribution of its trading cards to concentrate in trading card specialty stores and select mass market accounts which generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market, as

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution. These decreases in trading card net revenues were partially offset by a slight increase in net revenues of stickers. This increase was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues, which vary from period to period, decreased primarily as a result of an insufficient amount of new media exposure of Marvel's characters. Marvel and Fox Kid's Worldwide ("FKW") entered into an arrangement under which Marvel expects to have a new animation series on the Fox Children's Network in the 1997-1998 broadcast seasons. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of Marvel's characters. The decrease in net publishing revenues was due to the impact on Marvel of the decline in the comic book specialty store industry and the reduction of titles resulting from implementation of Marvel's business strategy. The increase in toy revenues was principally due to Toy Biz's expanded product offerings and an increased international distribution of products. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

         Gross profit was $66.3 and $130.2 in the 1996 and 1995 periods, respectively, an decrease of $63.9. As a percentage of net revenues, gross profit was 31.7% in the 1996 period as compared to 48.4% in the 1995 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995 and the effect of lower net revenues without a corresponding decrease in royalty expense and advertising and promotion expense given minimum payment obligations for trading cards in 1996.

         Selling, general and administrative ("SG&A") expenses in 1996 decreased by $3.0 to $69.1. The decrease was mainly attributable to a general reduction in overhead expenses associated with the restructuring of the trading card publishing and confectionery operations partially offset by the increase in Toy Biz's and Panini's advertising, promotion and selling costs.

         Amortization of goodwill and intangibles increased to $7.8 in 1996 from $6.1 in 1995 primarily due to higher depreciation primarily resulting from an increased investment in product tooling to support Toy Biz's expanded product line.

         The gain on sale of Toy Biz Common Stock was $22.0 in 1996 (see Note
8).

         The provision for income taxes of $3.1 and $21.0 in 1996 and 1995, respectively, relates to Marvel. The Company has not recorded a benefit for its losses, other than those of Marvel which files a separate income tax return, as the Company is not assured that it will be able to realize the benefit for such losses in the future. The provision for income taxes in 1996 primarily represents a provision for income taxes related to the sale of Toy Biz and the operations of Toy Biz partially offset by a benefit for Marvel's

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


operating losses. The provision for income taxes in 1995 primarily represents foreign, federal, state and local income taxes.

         Income (loss) from discontinued operations improved to $3.3 from ($17.7) primarily due to the gain on the sale of the Birmingham Station by NWCG (see Note 7).

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

         The Company's net revenues were $581.2 and $596.1 in the 1996 and 1995 periods, respectively, an decrease of $14.9 or 2.5%. This reflects a decrease of $37.4 in net publishing revenues, $31.0 in net trading card and sticker revenues, and $20.4 in licensing revenues, partially offset by a $66.6 increase in toy revenues and a $7.3 increase in other revenues. The decrease in net publishing revenues was due to the impact on Marvel of the decline in the comic book specialty store industry, the reduction of titles resulting from implementation of Marvel's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than Marvel's titles. The decrease in trading card net revenues was primarily due to the continued general decline in the demand for trading cards as well as the change in Marvel's distribution of its trading cards to concentrate in trading card specialty stores and select mass market accounts which generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox for nine months in 1996 versus only five months in 1995 (the SkyBox Acquisition was consummated on April 27, 1995), partially offset the lower sales discussed above. These decreases in trading card net revenues were partially offset by an increase in net revenues of stickers. This increase was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues, which vary from period to period, decreased primarily as a result of an insufficient amount of new media exposure of Marvel's characters. Marvel and FKW entered into an arrangement under which Marvel expects to have a new animation series on the Fox Children's Network in the 1997-1998 broadcast seasons. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of Marvel's characters. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for nine months in 1996 as compared to seven months in 1995. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Gross profit was $208.8 and $243.5 in the 1996 and 1995 periods, respectively, a decrease of $34.7. As a percentage of net revenues, gross profit was 35.9% in the 1996 period as compared to 40.8% in the 1995 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995 and the effect of lower net revenues without a corresponding decrease in royalty expense and advertising and promotion expense given minimum payment obligations for trading cards in 1996.

         Selling, general and administrative ("SG&A") expenses in 1996 increased by $16.3 to $191.7. The increase was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy Biz, the consolidation of Toy Biz's results for nine months in 1996 as compared to seven months in 1995, and the inclusion of Sky Box for nine months in 1996 as compared to five months in 1995. This increase was partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations.

         Amortization of goodwill and intangibles increased to $20.9 in 1996 from $17.9 in 1995 primarily due to the consolidation of Toy Biz for nine months in 1996 as compared to only seven months in 1995 and higher depreciation primarily resulting from an increased investment in product tooling to support Toy Biz's expanded product line.

         Interest expense increased to $148.2 in 1996 from $130.4 in 1995 primarily due to increased average borrowings.

         Interest and net investment income increased from $26.1 in 1995 to $44.2 in 1996 primarily due to an increase in average net loans to affiliates.

         The gain on sale of Toy Biz common stock by Marvel was $22.0 million in 1996 compared with $14.3 million from the Toy Biz IPO in 1995.

         The benefit (provision) for income taxes of $0.7 and ($25.7) in 1996 and 1995, respectively, relate to Marvel. The Company has not recorded a benefit for its losses, other than those of Marvel which files a separate income tax return, as the Company is not assured that it will be able to realize benefit for such losses in the future. The provision for income taxes in 1996 primarily represents a provision for income taxes related to the sale of Toy Biz and the operations of Toy Biz partially offset by a benefit for Marvel's operating losses. The provision for income taxes in 1995 primarily represents foreign, federal, state and local income taxes.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(a)      Marvel, Marvel Holdings, Parent Holdings and Holdings III

         Marvel has experienced greater than expected operating losses in the third quarter of 1996, and as a result has failed to satisfy financial covenants contained in the Credit Agreements. Marvel has commenced discussions with The Chase Manhattan Bank, the agent bank for the Credit Agreements,

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

seeking waivers of these covenants and a restructuring of the Credit Agreements to provide for Marvel's cash requirements. Marvel believes that such a restructuring will require an infusion of new equity capital and Marvel has received a proposal from Andrews regarding such equity infusion. As a result of Marvel's failure to satisfy financial covenants and in the absence of waivers as of this date relating thereto, the balance of long-term debt has been reclassified to current liabilities.

         At November 8, 1996, Marvel's outstanding bank indebtedness was approximately $665. Until Marvel receives waivers of the failure to satisfy financial covenants contained in the Credit Agreements, it will not be able to borrow additional amounts under its domestic credit facilities. Panini S.p.A. had approximately $11 available under its foreign credit facilities at November 8, 1996. In addition, there was $30.0 available under the Toy Biz line of credit at November 8, 1996.

         If the Marvel Transactions (as defined below) are not consummated or if consummated, are not consummated on satisfactory terms, then Marvel anticipates that it will be required to adopt one or more extraordinary transactions in order to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future. However, there can be no assurance that such extraordinary transactions could be consummated or if consummated, would be sufficient to allow Marvel to meet its consolidated cash requirements.

         On October 17, 1996, Andrews announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately 67% of the class A common stock of Toy Biz for cash and debt of Andrews. On November 12, 1996, Marvel received a proposal from Andrews to acquire from Marvel a number of shares of Marvel Common Stock (or its equivalent) that would represent 80.1% of the shares of Marvel Common Stock after giving effect to such acquisition. Based on the approximately 101.8 million shares of Marvel Common Stock outstanding, this would require the issuance of approximately 410 million shares of Marvel Common Stock (or its equivalent). The purchase price for the acquisition would be $350 in cash or, at the option of Andrews, an equal value of the shares of class A common stock of Toy Biz or a combination of the foregoing (the "Andrews Investment"). The Andrews proposal states that the shares of Toy Biz class A common stock so transferred would be valued on the basis of the cost to Andrews of acquiring such stock. The Andrews proposal states that any contribution by Andrews to Marvel of shares of Toy Biz class A common stock would be made in the context of Toy Biz becoming a wholly owned subsidiary of Marvel.

         The Andrews proposal states that the consummation of the Andrews Investment would be subject to a number of significant conditions, including the satisfaction of the conditions set forth in the agreements between Andrews and Messrs. Perlmutter and Arad, an agreement for the acquisition of Toy Biz having been executed and all conditions to that agreement having been satisfied, receipt of certain consents and amendments under the Credit Agreements, including to provide for the additional borrowing capacity that Marvel requires, the satisfactory resolution by Andrews of a number of issues under the indentures of Marvel Holdings, Parent Holdings and Holdings III, including that any Marvel common stock (or its equivalent) purchased by Andrews not be subject to the liens thereunder, and the execution of a definitive agreement for the Andrews Investment which contains appropriate representations, warranties, covenants and conditions customary for transactions of the nature of the Andrews Investment. There can be no assurance that agreement will be reached on the terms of any of the foregoing transactions or that any of the foregoing transactions will be consummated.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         A copy of the Andrews proposal has been forwarded to a special committee of Marvel's board of directors comprised of outside directors, who are not affiliated with Andrews, for consideration. In addition, in anticipation of receiving a proposal, the board of directors of Toy Biz formed a special committee of outside directors who are not affiliated with Andrews or Marvel to consider, on behalf of the minority stockholders of Toy Biz, any proposal that may be made. (The restructuring of the credit agreements, the proposed purchase of Marvel's equity capital by Andrews (or an affiliate) and the proposed Toy Biz acquisitions are collectively referred to as the "Marvel Transactions".)

         Although there can be no assurance, Marvel anticipates that if the Marvel Transactions are consummated on satisfactory terms, internally generated funds, borrowings under the various credit facilities of Marvel and Toy Biz, other borrowings and refinancings of existing indebtedness should be sufficient to enable Marvel to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future.

         In August 1996, Toy Biz sold in an offering 700,000 shares of its Class A common stock at a price to the public of $15 per share. As part of Toy Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. The net proceeds to Toy Biz and Marvel were approximately $9.1 and $35.7, respectively, after deducting amounts accrued for estimated fees and expenses. As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

         Marvel expects to incur approximately $4 in net production costs for The Hulk animated series (which costs would be partially offset by any sales of video cassettes and international distribution rights to the series). In addition, with respect to Marvel's agreement with FKW, Marvel will be required to reimburse FKW a portion of its production costs. The Hulk animated series, which began broadcasting on United Paramount Network in September 1996 and Marvel's projects with FKW, which will involve the development and production of a variety of Marvel's characters to be broadcast over the Fox Children's Network over a period of seven years (which could be extended to ten years in certain circumstances), are expected to be projects of Marvel Studios.

         Marvel, along with the joint venture partner, is continuing the development of Marvel theme restaurants. Five restaurants are currently under development, with the first restaurant expected to open in the first half of 1997. Marvel expects to invest approximately $36 over the next three years to fund the development of such restaurants.

         As of November 8, 1996, 79,407,725 shares, or 78.0%, of Marvel's Common Stock were pledged by subsidiaries of Mafco Holdings, other than Marvel and its subsidiaries, to secure indebtedness or letters of credit of such subsidiaries. In addition, 2,932,167 shares, or 2.9%, of Marvel's Common Stock are subject to a negative pledge under the terms of the Marvel Holdings Notes indenture.

         The indenture governing the Marvel Holdings Notes, which have a book value of approximately $437.2 at September 30, 1996, requires Marvel Holdings to hold a majority of the outstanding common stock of Marvel at all times. At November 13, 1996, the value of the approximately 50.9 million shares of

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Marvel held by Marvel Holdings was approximately $130.5. The indenture governing the Parent Notes, which have a book value of approximately $210.7 at September 30, 1996, requires Parent Holdings together with Marvel Holdings to hold a majority of the outstanding common stock of Marvel at all times. In addition, Parent Holdings guarantees the Holdings III Notes, which have a principal amount of $125.0, on a non-recourse basis, secured by a first priority lien of approximately 9.3 million common shares of Marvel. At November 13, 1996, the value of the approximately 29.3 million common shares of Marvel held by Parent Holdings was approximately $75.1.

         Each of Holdings III, Parent Holdings and Marvel Holdings have no business operations, source of income of their own or any committed sources of funding from external sources. In light of the current financial condition of Marvel described above, it is uncertain how Holdings III, Parent Holdings and Marvel Holdings will meet their obligations on their debt instruments when they mature in 1998 and, in the case of Holdings III, to meet its obligations for semi-annual interest payments.

(b)      Corporate and other subsidiaries

         Andrews' corporate cash requirements consist primarily of debt service and administrative expenses. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. At September 30, 1996 and December 31, 1995, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $581.4 and $307.1, respectively.

         On April 9, 1996, Marvel IV Holdings amended the Marvel IV Credit Agreement. In connection with such amendment (i) the term loan was paid down to $5.2 and the revolver was repaid in full with the proceeds from the collection of loans to an affiliate and (ii) the aggregate commitment under the term loan and revolving credit facilities was reduced to $150.0. On June 6, 1996 and October 9, 1996, the Marvel IV Credit Agreement was further amended to provide for a revolving credit and letter of credit commitment in an aggregate of $250.0. The amount of borrowings outstanding under the Marvel IV Credit Agreement at September 30, 1996 was $149.0.

         As discussed in Note 6 - Proposed Sale of NWCG Holdings, in connection with the Transaction, Fox will purchase from NWCG pursuant to the Stock Purchaser Agreement, shares of Class B Common Stock owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings. The consideration for the purchase will be 1.45 ADSs (with a market price of $18.375 per ADS at November 11, 1996) of News Corp. for each share of NWCG Common Stock directly or indirectly acquired by Fox, with the aggregate number of ADSs issued to NWCG Parent reduced to approximate the accreted amount of the NWCG Holdings Notes.

         Andrews expects to finance the Andrews Investment with the proceeds from the Transaction.

         In July 1996, Andrews' 12 3/4% Subordinated Debentures were redeemed at maturity.

         At November 11, 1996, an aggregate of 34.5 million shares of NWCG were pledged to secure the NWCG Holdings Notes.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended September 30, 1996 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to financial performance for the remainder of 1996 and for 1997. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) continued weakness in the comic book market which cannot be overcome by Marvel's new editorial and production initiatives in comic publishing; (ii) continued general weakness in the trading card market; (iii) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike and the potential for decreased fan interest due to a possible disruption of play in 1997 as a result of the failure of the owners and players to agree on a collective bargaining agreement, thereby negatively impacting Marvel's baseball card business; (iv) the effectiveness of Marvel's changes to its trading card and publishing distribution; (v) a decrease in the level of media exposure or popularity of Marvel's characters resulting in declining revenues based on such characters;
(vi) the lack of continued commercial success of properties owned by major licensors which have granted Marvel licenses for its sports and entertainment trading card and sticker businesses; (vii) unanticipated costs or delays in completing projects associated with Marvel's new ventures including media, interactive software and on-line services and theme restaurants; (viii) consumer acceptance of new product introductions, including those for toys;
(ix) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; and
(x) the outcome of the Marvel's discussions for the restructuring of Marvel's Credit Agreements and related anticipated transactions.

                                    PART II

                               OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         Marvel is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757 (SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer and SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Each of Fleer and SkyBox's principal competitors in the trading card industry has been separately sued for employing the same or similar practices. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer and SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, Marvel filed a motion to dismiss the complaint. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. It is not possible at this early stage of the case to predict the outcome with certainty. In the opinion of Marvel, the action lacks merit and Marvel intends to defend it vigorously.

         In July and August 1996, Joseph Gorga, Brian Barry and Anthony Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of NWCG other than the defendants against NWCG, its directors, News Corp. and Fox Television Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp. These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications Group Incorporated Shareholders Litigation, C.A. No. 15110. The consolidated actions seek equitable relief and damages, including an injunction against the Merger. NWCG believes that the consolidated actions are without merit and intends to contest them vigorously.

         In connection wth the Eckstein and Majeski Actions (as disclosed in the 1995 10-Q of Andrews), following discovery, the New World defendants withdrew their motion to dismiss for lack of personal jurisdiction, and filed an answer denying liability and asserting affirmative defenses.

         In addition, the Company is a party to various legal proceedings as described in previous filings. During the quarter ended September 30, 1996 there were no material developments in any of such proceedings. Other than the item described above there were no new reportable legal proceedings. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial condition or results of operations.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         The information required by Part II, Item 3, of Form 10-Q is incorporated by reference from Notes 3 and 9 of the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, set forth herein.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1* First Amendment, dated as of September 9, 1996, to the Third Amended and Restated Credit Agreement, dated as of June 3, 1996, by and among Marvel IV Holdings Inc., the financial institutions and issuing bank named therein, and Citibank, N.A., as agent.

         10.2 Consent, dated as of September 24, 1996 to the (a) Participation Agreement, dated as of August 30,1994, among Instituto Bancario San Paolo Di Torino, S.p.A., New York Limited Branch ("San Paolo"), the financial institutions party thereto and The Chase Manhattan Bank (formerly named Chemical Bank), as administrative agent and (b) the Term Loan and Guarantee Agreement among Panini S. p. A. (formerly named Marvel Comics Italia S. r. L.), Marvel and San
                  Paolo. Incorporated by reference to Exhibit 10.1 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q.

         10.3 Employment Agreement dated as of August 13, 1996, between Marvel and David J. Schreff. Incorporated by reference to Exhibit 10.2 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q.

         10.4 Amendment dated February 7, 1996, to License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. Confidential treatment has been granted for portions of this document. Incorporated by reference to Exhibit 10.3 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q.

         10.5 Retail Product License Agreement dated July 21, 1995, between NBA Properties, Inc. and Marvel.
                  Confidential treatment has been granted for portions of this document. Incorporated by reference to Exhibit 10.4 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q.

         10.6 License Agreement dated June 30, 1995, between SkyBox International Inc. and National Football League Players Incorporated, as amended June 30, 1995. Confidential treatment has been granted for portions of this document. Incorporated by reference to Exhibit 10.5 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q.

         10.7* Employment Agreement dated as of October 21, 1996, between AGI Management Corp. and Scott M. Sassa.

         27*      Financial Data Schedule


         * filed herein

(b)      Reports on Form 8-K

         August 14, 1996 (Item 2)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANDREWS GROUP INCORPORATED
                                        (Registrant)



                                  By:   /s/  Joseph P. Page
                                        ---------------------------
November 14, 1996                       Joseph P. Page
                                        Executive Vice President and
                                        Chief Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANDREWS GROUP INCORPORATED
                                                 (Registrant)



                                          By:   /s/  Laurence Winoker
                                                -------------------------------
November 14, 1996                               Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)