Form 10-K
period 1996-12-31
ANDREWS GROUP INC /DE/
filed 1997-04-15
CIK 277025

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

                         Commission file number 0-9008
                                                ------

                          ANDREWS GROUP INCORPORATED
                          --------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                             95-2683875
--------                                                             ----------
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification No.)

10880 WILSHIRE BOULEVARD, SUITE 1400, LOS ANGELES, CALIFORNIA             90024
-------------------------------------------------------------             -----
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code: (310) 234-6737
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [check] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [check]

            State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing:
None

            The number of shares of Registrant's Common Stock, $1.00 par value, outstanding as of March 29, 1997 was 1,000 and all common stock was indirectly held by Mafco Holdings Inc.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statements for the 1997 annual meeting of stockholders of Marvel Entertainment Group Inc. are incorporated by reference into Part III of this Form 10-K. If such proxy is not so filed, such information will be filed as an amendment to Marvel's Form 10-K.

                                    PART I

ITEM        1. DESCRIPTION OF BUSINESS

            Andrews Group Incorporated ("Andrews", together with its subsidiaries, the "Company") was incorporated in 1984 and is the successor to a corporation incorporated in 1971. The Company is a wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly-owned by Mafco Holdings Inc. ("Mafco"). At December 31, 1996, Andrews had a 79% ownership interest in Marvel Entertainment Group, Inc. ("Marvel") and a 41% ownership interest (86% voting interest) in New World Communications Group Incorporated ("NWCG"), assuming conversion of the then-outstanding NWCG Series B Preferred Stock. Through Marvel, the Company operates in the youth entertainment business. Until its sale in January 1997, the Company owned NWCG which operated in the television broadcasting and production and distribution businesses.

            Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by Marvel (the "Marvel Characters"), licenses from professional athletes, sports teams and popular entertainment characters and other properties owned by third parties. Marvel also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions.

            Marvel's operations consist of (i) the publication and sale of comic books and other children's publications, (ii) consumer products, media advertising, promotions and licensing of Marvel Characters, (iii) the manufacturing and distribution of sports and entertainment trading cards and activity sticker collections, (iv) the design, marketing and distribution of toys, and (v) the manufacture and distribution of adhesives and confectionery products.

            On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (See "Reorganization of Marvel and Marvel Holding Companies").

NWCG DISPOSITION

            On January 22, 1997 (the "NWCG Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "NWCG Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly-owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the NWCG Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "NWCG Stock Purchase Agreement"), by and among News Corp., Fox and NWCG (Parent) Holdings Corporation ("NWCG Parent") (the transactions contemplated by the NWCG Merger Agreement and the NWCG Stock Purchase Agreement, collectively, the "NWCG Merger").

            Pursuant to the NWCG Stock Purchase Agreement, Fox purchased (the "NWCG Disposition") from NWCG Parent 2,682,236 shares of common stock of NWCG owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings Corp. ("NWCG Holdings"). The consideration for such purchase was
1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares, par value A$.50 per share, of News Corp., for each share of common stock of NWCG directly or indirectly acquired by Fox pursuant to the NWCG Stock Purchase Agreement, with the aggregate number of ADSs issued to NWCG Parent reduced by an amount which approximated the accreted amount of the NWCG Holdings Senior Secured Discount Notes due 1999 (the "NWCG Discount Notes") outstanding at the effective time of the NWCG Merger. In addition, in connection with the NWCG Disposition, Fox agreed to assume an aggregate of $46.2 million principal amount of debt of Four Star Holdings Inc. ("Four Star Holdings"), a subsidiary of Andrews.

            In connection with the NWCG Merger, the Company received 37,954,211 ADSs (with a market price of $17.625 per ADS on January 22, 1997) and 2,175,000 warrants to purchase ADSs (in exchange for 1,500,000 warrants to purchase shares of NWCG previously held by the Company). The Company expects to record a pre-tax gain in 1997 on the NWCG Disposition of approximately $720 million. Through March 26, 1997, the Company sold 15,562,300 ADSs for net proceeds of $271.4 million.

REORGANIZATION OF MARVEL AND MARVEL HOLDING COMPANIES

            Although Marvel's consolidated net revenues have increased through 1995 as a result of diversification into lines of business other than comic book publishing, certain significant and long-term changes in market conditions associated with Marvel's publishing and trading cards businesses have significantly and adversely affected Marvel's net revenues and operating results in recent periods.

            Marvel experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Marvel Credit Agreements (as defined below, see Note 6 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. Marvel commenced discussions in the Fall of 1996 with Andrews regarding an equity infusion in order to provide for Marvel's cash requirements and with The Chase Manhattan Bank, agent bank for the Marvel Credit Agreements, regarding a restructuring of the Marvel Credit Agreements.

            On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"); SkyBox International, Inc. ("SkyBox"); Marvel Characters, Inc.; Heroes World Distribution, Inc. ("Heroes World"); The Asher Candy Company; Malibu Comics Entertainment, Inc. ("Malibu"); Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies"), filed petitions for relief and a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below), see "Business -- Strategic Initiatives -- Marvel Mania") and Toy Biz, Inc. ("Toy Biz") all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

            A Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews and Marvel, Andrews, or an affiliate thereof, would acquire from Marvel a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews, shares of class A common stock, par value $.01 per share of Toy Biz (the "Class A Common Stock") or a combination of the foregoing (the "Andrews Investment"). The Plan contemplated that in connection with the Andrews Investment, Marvel would acquire the Class A Common Stock not owned by Marvel, Andrews or their affiliates pursuant to a Merger Agreement between Andrews and Toy Biz and Stock Purchase Agreements with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 million credit facility at Toy Biz to be used for working capital purposes of Marvel, including Toy Biz, and to fund Marvel's strategic initiatives. See "Business -- Strategic Initiatives." As of March 27, 1997, Marvel owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B Common Stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. The Plan has since been withdrawn as described below.

            The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 million debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to Marvel until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 6 of "Notes to Consolidated Financial Statements" and "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

            On February 12, 1997, the Office of the United States Trustee appointed a committee of equity securityholders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee presently consists of: Barclay's Global Investors, Marty Solomon, Robert A. Della Camera, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

            In 1993, Marvel Holdings Inc. ("Marvel Holdings"), an indirect subsidiary of Andrews, issued $517.4 million principal amount at maturity of Senior Secured Discount Notes due 1998. In 1993, Marvel (Parent) Holdings Inc. ("Parent Holdings"), an indirect subsidiary of Andrews, issued $251.7 million principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Parent Holdings Notes"). In 1994, Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Parent Holdings, the "Marvel Holding Companies"), an indirect subsidiary of Andrews, issued $125 million principal amount of 9-1/8% Senior Secured Notes due 1998 (the "Marvel III Notes"). Marvel Holdings and Parent Holdings have, in the aggregate, pledged 77,302,326 shares of Marvel's common stock to secure such notes (the "Pledged Common Stock"), and an additional approximately 2.9 million shares of Marvel common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings. In addition, Parent Holdings has pledged the common stock of Marvel Holdings, which it owns, to secure the Parent Holding Notes, and Marvel III has pledged the common stock of Parent Holdings, which it owns, to secure the Marvel III Notes (collectively with the Pledged Common Stock, the "Pledged Stock").

            On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' Chapter 11 cases.

            On January 9, 1997, the United States Trustee appointed a committee of creditors holding unsecured claims against the Marvel Holding Companies (the "Creditors Committee") under section 1102(a) of the Bankruptcy Code. The members of the Creditors Committee, as originally appointed, include: The Bank of

New York, High River Limited Partnership, Westgate International, L.P., Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

            On January 13, 1997, the Creditors Committee filed a motion (the "Stay Relief Motion") in the Marvel Holdings Companies' Chapter 11 cases seeking (i) relief from the automatic stay to permit LaSalle National Bank, as successor indenture trustee (the "Holding Companies' Trustee"), on behalf of the holders of the notes issued by the Marvel Holding Companies, to foreclose upon, and vote, the Pledged Stock and (ii) dismissal of the Marvel Holding Companies' Chapter 11 cases. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, Marvel and the Marvel Holding Companies filed a notice of appeal with respect to such order.

            On March 7, 1997, Andrews exercised its right to terminate the Stock Purchase Agreement with Marvel. On the same date, Andrews informed Toy Biz and the two principal stockholders of Toy Biz that, as a result of the termination of the Andrews Investment, a condition to closing under the Merger Agreement with Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the Stock Purchase Agreement, the Plan has been withdrawn.

            On March 7, 1997, the Creditors Committee indicated that it would make a proposal whereby the holders of Marvel common stock (other than Mafco and its affiliates) and holders of the notes of the Marvel Holding Companies would make a $365 million infusion into Marvel as part of a new Plan of Reorganization through a rights offering that would be backstopped by certain members of the Creditors Committee, including an entity controlled by Carl Icahn (the "Icahn Group") (as subsequently amended, the "Committee Proposal"). The Committee Proposal did not specify whether all of the $365 million would be added to the equity of Marvel or whether a portion of the proceeds would be used to repay borrowings under the Marvel Credit Agreements, and does not contemplate Toy Biz becoming a wholly-owned subsidiary of Marvel. The Committee Proposal contemplated that prior to confirmation of any plan of reorganization reflecting the Committee Proposal, the current Board of Directors of Marvel would be replaced by designees of the Creditors Committee. Such proposal was subject to further negotiations with Marvel and Marvel's bank lenders, but an agreement with these entities was never reached.

            On March 19, 1997, the Creditors Committee notified Marvel that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel and the Marvel Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of Section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On March 28, 1997, the Creditors Committee also filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

            There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or that if a plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code.

            If Marvel is unable to obtain confirmation of a plan of reorganization, its creditors or equity securityholders may seek other alternatives for Marvel, including bids for Marvel or parts thereof through an auction process.

            Because the Marvel Holding Companies have no assets other than common stock of Marvel and/or stock in the Marvel Holding Companies, the securityholders of the Marvel Holding Companies will likely receive only their pro rata share of the Pledged Stock upon consummation of the Chapter 11 cases.

            See "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Legal Proceedings".

PUBLISHING

            COMICS

            Marvel is the largest creator and publisher of comic books in North America and, through Panini, Marvel publishes comic books in Italy, the United Kingdom and certain other parts of Western Europe. Marvel, through Panini, also licenses the publication of comic books based on other Marvel Characters throughout the world.

            Marvel has been publishing comic books since 1939 and has developed a roster of more than 3,500 Marvel Characters, including the following popular Marvel Characters: SPIDER-MAN; X-MEN (including WOLVERINE, NIGHTCRAWLER, COLOSSUS, STORM, CYCLOPS, BISHOP and GAMBIT); CAPTAIN AMERICA; FANTASTIC FOUR (including MR. FANTASTIC, HUMAN TORCH, INVISIBLE WOMAN and THING); INCREDIBLE HULK; THOR; SILVER SURFER; DAREDEVIL; IRON MAN; DR. STRANGE and GHOST RIDER. The Company's Marvel SUPER HEROES exist in the "MARVEL UNIVERSE," a fictitious universe which provides a unifying historical and contextual background for the storylines. Marvel's titles feature classic Marvel SUPER HEROES and X-MEN, newly developed Marvel Characters and characters created by other entities and licensed to Marvel, and, as a result of its 1994 acquisition of Malibu, Malibu's "ULTRAVERSE" characters.

            In developing comic books, Marvel targets particular age groups or types of readers. Currently in development are young children's products such as EASY TO READ, MY FIRST MARVEL and Marvel coloring books. Certain of the Marvel Characters such as X-MEN are aimed at readers at the older end of the 4 to 17 year-old age group. Established readership of Marvel's comic books also extends to the 18 to 35 year-old age group.

            Marvel's approach to super heroes is a contemporary drama based on real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract and retain new readers in each succeeding generation. The "Marvel Universe" concept permits Marvel to use the popularity of its Marvel Characters to introduce a new character in an existing Marvel SUPER HEROES or X-MEN comic or to develop more fully an existing but lesser known character. In this manner, formerly lesser known Marvel Characters such as PUNISHER and WOLVERINE have been developed and are now popular characters in their own right and are featured in their own monthly comic books. The

"Marvel Universe" concept also allows Marvel to use its more popular characters to make "guest appearances" in the comic books of lesser-known or newer characters to attempt to increase the circulation of a particular issue or issues.

            MARKET

            Marvel's primary target market for its comic books is children and teenagers in the 10 to 17 year old age group, however, the majority of Marvel's readers currently are teenagers and young adults. There are two primary types of purchasers of Marvel's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other audience is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

            CREATIVE AND PRODUCTION PROCESS

            Marvel's full-time editorial staff consists of an editor-in-chief, two executive editors and approximately eighteen editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate over a six month period the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of Marvel's premises.

            The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comics books in which their work appears. Marvel has entered into agreements with certain artists and writers under which such persons have agreed to provide their services to Marvel on an exclusive basis, generally for a period of one to three years, and generally begin to expire in 1997. These contracts were entered into when the comic book market was stronger and in light of the decline in the comic book market, Marvel will seek to renew these contracts with more favorable terms.

            The creative process begins with the development of a story line. From the established story line, the writer develops a character's actions and motivations into a plot. After a writer has developed the plot, the pencil artist translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who dialogues it, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to give the drawing three-dimensionality.

            The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the color artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer. Unaffiliated entities produce color separations and print all of Marvel's comic books. Marvel currently uses several color separators and two printers to produce its comic books.

            DISTRIBUTION

            Marvel's publications are distributed through three channels: (i) to comic book specialty stores on a nonreturnable basis (the "direct market"),
(ii) traditional retail outlets on a returnable basis (the "retail returnable market") and (iii) on a subscription sales basis.

            Net publishing revenues were $103.1 million, $147.7 million and $129.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in revenues from 1994 to 1995 primarily relates to revenues from Heroes World, Marvel's comic book direct market distribution subsidiary, which was purchased in December 1994 and subsequently closed (as described more fully below). See "Management Discussion and Analysis of Financial Condition and Results of Operations".

            Overall industry comic book sales declined primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores. The decrease in the overall comic book business has resulted in a decrease in the number of, and has negatively affected the financial condition of, the comic book specialty stores, which has further negatively impacted Marvel's net publishing revenues.

            For the year ended December 31, 1996, approximately 62.6% of net publishing revenues were derived from sales to the direct market. In 1995 and 1996, Marvel exclusively distributed its publications through Heroes World. In this time period, however, the comic book direct market and Marvel's sales in such market have continued to decline. In light of such declines and related inefficiencies at Heroes World, in late 1996 Marvel decided to close Heroes World and in early 1997 Marvel entered into an agreement with an unaffiliated entity to service specialty market retailers and direct market comic book shops. Marvel believes that in the event of a termination of this agreement Marvel will be able to provide service to its customers and that any such termination would not have a long-term material adverse effect on its publishing business.

            For the year ended December 31, 1996, approximately 24.6% of Marvel's net publishing revenues were derived from sales to the retail returnable market and 9.5% of net publishing revenues were through a single unaffiliated distributor. The retail returnable market consists of approximately 50,000 traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell Marvel's publications to wholesalers, who in turn sell to the retail outlets. Marvel issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor. Marvel believes it could obtain comparable services from other distributors in the retail returnable market should such replacement become necessary or desirable.

            For the year ended December 31, 1996, approximately 5.5% of Marvel's net publishing revenues were derived from subscription sales. Subscription copies of Marvel's publications are mailed for Marvel by an unaffiliated subscription fulfillment service.

            For the year ended December 31, 1996, approximately 7.3% of Marvel's net publishing revenues were derived from advertising sales. In most of Marvel's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. Marvel permits advertisers to advertise in a broad range of Marvel's comic publications which target specific groups of titles that have a younger or older readership.

CONSUMER PRODUCTS, MEDIA AND ADVERTISING-PROMOTION LICENSING

            Marvel's consumer products, media and advertising-promotion licensing operations are organized in several areas: the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment. Marvel's licensees sell Marvel's character-based products through their normal distribution channels and occasionally in specialty comic book stores. Marvel's characters appear on hundreds of items, including shirts, shoes and a myriad of other types of apparel, gifts, toys and games, software, housewares and domestic items and consumer packaged goods. Marvel generally receives a percentage of wholesale sales as a royalty including a guarantee of minimum royalties, and an advance against royalties upon execution of a license agreement. Marvel also licenses the Marvel Characters for the production of television programs and feature films and for use in theme parks.

            Marvel, through Panini, also enters into publishing license agreements with international publishers for the publication of comic and non-comic books employing Marvel's titles and the Marvel Characters and third party titles and characters in approximately 50 countries and 19 languages. Marvel receives a percentage of the publishers' revenues as a royalty. Marvel also acts as an agent for third party owners of characters seeking to obtain licensing opportunities for their characters.

            For the year ended December 31, 1996, the revenue from consumer products, media and advertising-promotions licensing comprised 2.5% of Marvel's consolidated net revenues.

MARVEL STUDIOS

            To enhance further the media exposure of the Marvel Characters, Marvel and Toy Biz intend to form Marvel Studios, although documentation relating to such formation has not been finalized (and pending such formation, Marvel Studios is being operated as a division of Marvel). The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. Marvel believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for Marvel's licensing and toy businesses. For example, Marvel believes that the popularity of the X-MEN and SPIDER-MAN animated television shows have resulted in significant increases in net sales by Toy Biz of X-MEN and SPIDER-MAN toys. Marvel believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving Marvel greater control over the development of such projects compared to the present practice of only licensing the use of the Marvel Characters in film or television projects to an unrelated third party. See "Strategic Initiatives -- Marvel Studios".

INTERACTIVE MEDIA

            During 1996, Marvel formed Marvel Interactive for the development of on-line services and interactive software utilizing or based upon the Marvel Characters. For a further description of these matters, see "Strategic Initiatives -- Marvel Interactive."

RESTAURANTS

            Marvel, through Marvel Restaurants, a wholly-owned subsidiary of Marvel, has formed a joint venture (the "Joint Venture") with Planet Hollywood ("PHI") for the development of Marvel theme restaurants based on the Marvel Characters ("Marvel Mania"). Three restaurants are currently contemplated, with the first restaurant expected to open in the second half of 1997. For a further description of these matters, see "Strategic Initiatives-- Marvel Mania".

SPORTS AND ENTERTAINMENT TRADING CARDS; CHILDREN'S ACTIVITY STICKERS

            In April 1995, Marvel acquired SkyBox and merged its operations with the existing trading card operations of Fleer (collectively, "Fleer/SkyBox"). Fleer/SkyBox is a leading marketer of sports and entertainment trading cards. Fleer/SkyBox is best known for its sports trading cards depicting professional athletes and sports teams, including professional baseball, basketball, football and hockey players competing in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and NASCAR(R) drivers. Sports trading cards feature pictures of professional athletes and generally include statistical and biographical information about the pictured athletes. Marvel's ability to produce, market, and sell its sports trading cards is dependent upon the continual renewal of license agreements with the organizations representing the players and owners of the baseball, basketball, football and hockey players, teams and leagues. These licenses are non-exclusive and generally are granted for a two to four year period. In addition, Fleer/SkyBox manufactures and distributes entertainment trading cards using Marvel's classic SUPER HEROES characters as well as characters based on other licensed properties, such as The Hunchback of Notre Dame and Hercules of the Walt Disney Company, Time Warner's Batman and Robin and Paramount's Star Trek. Marvel's trading card operations have been and continue to be negatively affected by the general contraction in the sports and entertainment trading card markets and the baseball, hockey and basketball labor situations. Marvel is required to make minimum royalty and advertising payments under the license agreements related to sports and entertainment trading cards. Generally, these licenses were executed when the trading card market was larger and Marvel's trading card net revenues were higher as compared to actual 1996 net revenues. Hence, as a result of the minimum royalty and advertising commitments, declines in Marvel's trading card net revenues significantly and adversely affect the profitability of the trading card business. See "Management Discussion and Analysis of Financial Condition and Results of Operations".

            Panini is the largest manufacturer and distributor of sports and entertainment sticker collections in the world, with a substantial portion of its business conducted in Western Europe. Panini produces and distributes stickers, which are pictures on self-adhesive paper designed primarily to be collected and placed in albums. Panini maintains a broad portfolio of licenses for characters or themes on which the stickers are based. Panini's prominent position in the sticker industry has enabled it to secure many desirable licenses, including exclusive and non-exclusive agreements with many sporting federations and with major entertainment licensors such as Disney, Time Warner and Mattel. Collections produced by Panini feature professional athletes and teams in sports such as soccer (primarily athletes and teams competing in the major European and Brazilian soccer leagues, including those competing in the World Cup and European Cup competitions), baseball, basketball and hockey; Disney characters such as 101 Dalmatians; variety characters and themes, such as Mattel's Barbie, D.C. Comic's Batman and the Company's X-MEN; and other characters popular in local European markets. Licenses generally are for a term of one to three years and provide for minimum guaranteed royalty payments. There have been significant improvements to self-adhesive stickers in recent years with innovations such as the use of vinyl and foil paper and textured surfaces.

            Although there can be no assurance that, in the future, new licenses for Marvel's sports and entertainment trading card and sticker business will be granted to Marvel upon the expiration of the current licenses, Marvel anticipates that it will obtain new licenses generally on terms acceptable to it. In the future, Marvel intends to seek to negotiate lower royalty guarantees and advertising commitments relating to its existing trading card licenses, although there can be no assurance that any such negotiations will be successful. Marvel considers its relationships with its licensors to be good.

For additional information relating to these matters, see subsection entitled "License Agreements and Trademarks".

            MARKET

            Although Marvel's sports and entertainment trading cards have marketing categories and consumer profiles similar to those in the publishing market, a significant portion of Fleer/SkyBox sales are made to a subset of the market consisting of serious collectors. Panini sells its sticker collections primarily to children between the ages of 4 and 14 in Western European markets. During the year ended December 31, 1996, sales in Italy, France, Germany, Spain and Brazil accounted for a substantial majority of Panini's children activity sticker collection net revenues.

            PRODUCTION PROCESS

            Photographs used for Marvel's sports trading cards are usually taken by independent photographers under contract with Marvel or by the organizations representing the respective leagues and their member teams. Artwork used Marvel's entertainment trading cards is developed from actual medium (i.e movies and comic books) or created by in-house and freelance artists some of whom create artwork for Marvel's comic books. Design and coordination of the artwork is handled by Marvel's staff of artists. Independent contractors print, cut, collate and wrap the trading cards. Quality enhancements include dual-sided gloss coating and color corrected photography. Additional enhancements of Fleer/SkyBox premium brand cards utilize high-gloss ultraviolet coatings and gold foil stamping and super premium brand cards utilize additional high-gloss clear plastic laminates and gold foil stampings, heavier card stock and improved colorization.

            Most of the manufacturing processes required in the production of Panini's sticker collections, including self-adhesive paper production, film layout, printing and packaging of the finished product are conducted in Panini's own facilities in Modena, Italy and Sao Paolo, Brazil. These manufacturing activities are supported by Marvel's editorial, art, studio and photo lithography staff. Panini has separate production facilities for stickers and self-adhesive paper in Modena, Italy and Sao Paolo, Brazil.

            DISTRIBUTION

            Marvel's sports and entertainment trading cards are distributed through two channels: (i) to trading card specialty stores and (ii) through mass merchandisers, price clubs and newsstand retail outlets (the "mass market"). As a result of market conditions, Marvel has revamped its trading card business such that distribution of its trading card products is concentrated in trading card specialty stores and selected mass market accounts. In addition, Marvel is testing a merchandising initiative to place fixtures in mass market outlets with high traffic in order to simplify buying and attract purchasers (see "Strategic Initiatives -- Trading and Entertainment Cards"). Marvel's sports and entertainment trading cards are distributed primarily in the United States and Canada. Marvel distributes its trading cards internationally primarily through Panini in most of the world and through third-party distributors in Japan, Australia and New Zealand.

            Since 1994, Marvel believes that the overall trading card market has declined by approximately 40%, which has resulted in a substantive decrease in Marvel's trading card revenues. The decrease in the overall trading card market has decreased the number of, or has negatively affected the financial condition of, the trading card specialty stores, thereby negatively impacting Marvel's trading card revenues.

            Panini sells sticker packs and collection albums through newsstands, confectioners and other retail locations. Panini sells primarily to national and local third-party distributors in other countries where it markets its products.

            For the year ended December 31, 1996, approximately 45% of Marvel's net sports and entertainment trading card revenues were derived from sales through numerous unaffiliated distributors to specialty collectible shops. None of the unaffiliated distributors individually represented a significant percentage of Marvel's net sports and entertainment trading card revenues for 1996. Marvel estimates that there are approximately 3,500 to 4,000 specialty collectible shops which are primarily located in the United States and Canada. Marvel believes that one or more of its existing distributors or others could replace any of Marvel's other distributors should such replacement become necessary or desirable.

            For the year ended December 31, 1996, approximately 49% of Marvel's net sports and entertainment trading card revenues were derived from sales to the mass market.

            For the year ended December 31, 1996, substantially all of Marvel's children's activity sticker collection net revenues were derived from sales to the retail returnable market, of which approximately 55% were through three unaffiliated distributors.

            Total sports and entertainment trading card and children's activity sticker revenues were $301.1 million, $357.9 million and $282.6 million in 1996, 1995 and 1994, respectively.

TOYS

            Marvel presently owns a 26.6% equity interest in Toy Biz representing, through its Class B Common Stock, 78.4% of the voting power. Toy Biz is a toy entertainment company that designs, markets and distributes a diverse product line comprised of boys' and girls', infant/pre-school and activity toys in the United States and internationally, based on popular entertainment properties, consumer brand names and proprietary designs. Marvel licenses to Toy Biz more than 3,500 Marvel Characters on an exclusive, perpetual and royalty-free basis, subject to certain limitations, for use in a broad range of toys. Toy Biz capitalizes on the popularity generated by the media exposure of certain of the Company's characters, such as X-MEN and SPIDER-MAN by emphasizing those characters in its toy lines. Toy Biz also has licenses to manufacture certain toy products based on non-Marvel Characters depicted in television programs such as Hercules: The Legendary Journeys,
Xena: Princess Warrior(TM), and Muppet Babies(TM), all of which are broadcast on network, syndicated or cable television. A number of motion pictures as to which Toy Biz has obtained licenses to manufacture certain products have been completed or are in the planning stages. These include a made-for-television movie entitled Generation X(TM), which premiered in prime time on the Fox Network, for which Toy Biz has manufactured and distributed mainly action figures, as well as a feature film entitled Muppet Treasure Island(TM), a widely distributed first run motion picture, for which Toy Biz has manufactured and distributed certain plush items. Other motion pictures (both related and unrelated to the Marvel Characters) for which Toy Biz has obtained licenses to manufacture certain products, are planned for release by such licensors as The Walt Disney Company and Universal City Studios, Inc.

            Marvel believes that media events associated with the characters on which Toy Biz bases certain of its toy products increase overall consumer awareness and popularity of these characters and Toy Biz has in part followed a strategy intended to capitalize on the popularity generated by such media exposure. Toy Biz has used its success in marketing the Marvel line as a means of attracting licenses for use of recognized trademarks and brand names such as Gerber(R), Coleman(R), and NASCAR(R).

            During 1996, Toy Biz also continued its efforts to develop toys under licenses for recognized consumer brands names and other popular characters. Toy Biz continued to build on its line of dolls and infant and toddler learning toys marketed under the Gerber(R) trademark. Toy Biz continued to develop a line of children's toys with a camping and outdoor theme sold under the Coleman(R) trademark. Toy Biz also licensed from NASCAR(R) and several well-known stock car drivers the rights to manufacture various toy products based upon such trademarks and personalities.

            During 1996, Toy Biz also continued to manufacture and distribute additional proprietary products in various categories including: Baby Tumbles Surprise(TM), Baby Headstand Surprise(TM), Baby So Real(TM), Take Care of Me Twins(TM) and the multi-activity game tables.

            Since completing the acquisition of the assets of Spectra Star, Inc. ("Spectra Star(R)") and Quest Aerospace Education, Inc. ("Quest(R)") in 1995, Toy Biz's specialized activity toy business has continued to grow, with Spectra Star(R) brand kites comprising a substantial share of United States domestic kite business, and Quest(R) brand rockets entering the growing mass merchandise market and specialty store distribution channels.

            Toy Biz's net revenues for 1996, 1995 and 1994 were $221.6 million, $196.4 million and $156.5 million, respectively. Prior to March of 1995, Marvel reported Toy Biz operations under the equity basis and did not record Toy Biz net revenues in its consolidated revenues. In March of 1995, Marvel began to consolidate Toy Biz operations and consolidated $180.2 million of net revenues in 1995.

CUSTOMERS, MARKETING AND DISTRIBUTION

            Toy Biz markets and distributes its products throughout the world with sales to customers in the United States accounting for approximately 80% of Toy Biz's net sales in 1996. Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys R US, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp. and Kay-Bee Toys, a division of Consolidated Stores, Inc. which customers accounted in the aggregate for approximately 74.8% of Toy Biz's domestic gross sales and 59.6% of Toy Biz's total sales in 1996. Toy Biz's products currently are sold outside the United States through independent distributors by its Hong Kong subsidiary, under supervision of Toy Biz's management. Toy Biz's international product line generally includes products currently or previously offered in the United States, packaged to meet local regulatory and marketing requirements.

            Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twenty four months, depending on product complexity.

            Toy Biz relies on independent parties in the People's Republic of China ("China") to manufacture a substantial portion of its products. The remainder of its products are manufactured in Mexico or the United States. As a matter of policy, Toy Biz uses several different manufacturers. By concentrating its manufacturing among certain manufacturers, Toy Biz thereby pursues a strategy of selecting manufacturers at which Toy Biz's product volume qualifies Toy Biz as a significant customer. Toy Biz is not a party to any long-term agreement with any manufacturer.

            While Toy Biz is not dependent on any single manufacturer in China to supply it with products, Toy Biz is subject to the risks of foreign manufacturing, including currency exchange fluctuations, transportation delays and interruptions, and political or economic disruptions affecting international businesses generally. Toy Biz's ability to obtain products from its Chinese manufactures is dependent upon the United States' trade relationship with China. The "Most Favored Nation" status of China, which is reviewed annually by the United States government is a regular topic of political controversy. The loss of China's "Most Favored Nation Status" would increase the cost of importing products from China significantly, which could have a material adverse effect on Toy Biz. The imposition of further trade sanctions on China could result in significant supply disruptions or higher merchandise costs to Toy Biz. Toy Biz believes that alternate sources of manufacturing are available outside China, although there can be no assurance that these alternate sources will be available on acceptable terms.

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

            ADHESIVES

            Panini distributes self-adhesive paper throughout the world. Through its Adespan Paper Division, Panini manufactures sheet and reel self-adhesive paper which is sold to third parties primarily for production of stickers used in labeling and packaging.

            Net revenues from other products, were $101.7 million, $90.0 million and $52.3 million in 1996, 1995 and 1994, respectively.

LICENSES AND TRADEMARKS

            Marvel believes that its roster of Marvel Characters as well as its MARVEL trade name represent its most valuable assets and that such roster could not be easily reproduced. In addition, Marvel considers its FLEER, FLEER ULTRA, FLAIR, NBA HOOPS and SKYBOX trademarks to be of material importance to its sports picture card business, its PANINI trademark to be of material importance to its children's activity sticker business and DUBBLE BUBBLE and RAZZLES trademarks to be of material importance to its confectionery business. Marvel currently conducts an active program of maintaining and protecting (i) its principal trademarks, including the MARVEL trade name, and (ii) copyrights on the

Marvel characters and publications in the United States and in approximately 55 foreign countries where such protection is available. Marvel's principal trademarks have been registered in the United States, certain of the countries in Western Europe and South America, Japan, Israel and South Africa and, in the case of Panini, in Western Europe and Brazil.

            Marvel's ability to market its sports trading cards is based on rights under primarily non-exclusive license agreements with the baseball, basketball, football and hockey players' associations, and with the organizations which represent the respective leagues and their member teams. Generally, Marvel's sports picture card licenses provide for two-to-four-year terms and minimum guaranteed royalty and advertising payments. Marvel's agreements with the various players' associations enable Marvel to use a player's name, picture, facsimile signature and biographical description. Marvel's agreements with the organizations representing the various leagues and their member teams enable Marvel to use the logos and trademarks of the various sports, the leagues and logos, names and uniforms of the member teams. As a result of these licenses, Marvel is permitted to produce and sell in the United States and Canada, and most of the rest of the world, sports picture cards and stickers. All of these licenses are primarily non-exclusive and, accordingly, the various players' associations, leagues and team representatives are free to grant similar licenses to other companies. For additional information relating to this matter, see "Competition".

            Marvel's sports picture card license agreements generally provide the licensor with the right to assure the quality of the manufactured products and the suitability of the manufacturers used by Marvel, allow the licensor to inspect the records relating to licensed products, and set forth labeling requirements for the licensed merchandise. Such license agreements generally require annual guaranteed minimum royalty payments and monthly or other periodic payments of royalty guarantees for royalties in excess of the guaranteed minimum amounts. Marvel also has required minimum advertising expenditures under its various sports licenses. The sports and entertainment trading card licenses of Fleer/SkyBox generally provide that it is an event of default if there is a change of control of Fleer/SkyBox or of Marvel. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, Marvel and the Marvel Holding Companies filed a notice of appeal with respect to such order. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of
Section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. If the Holding Companies' Trustee were to foreclose on the Pledged Stock or exercise voting control over such stock, such action could cause a change of control of Marvel and may cause a default under one or more of the Fleer/SkyBox's sports and entertainment trading card licenses.

            Panini's ability to market its sports sticker products is based on rights, some of which are exclusive, and some of which are non-exclusive, with the sports federations and, depending upon the country, the players. Panini's sticker licenses have various terms and require minimum guaranteed royalties. Panini's agreements with the various federations and, where applicable, the players, allow Panini to use the logos and trademarks of the various leagues, member teams and the player's name, picture, biographical and other information.

            Marvel also has various entertainment licenses related to the trading cards and sticker businesses that require minimum guaranteed royalties and are otherwise similar to Marvel's sports trading card licenses.

            Although Marvel considers its relationships with its trading card and sticker licensors to be good, there can be no assurance that such licensors will grant new licenses to Marvel upon expiration of the current licenses. In the past, renewals of Marvel's sports card licenses have required, among other things, increases in royalty rates and minimum guaranteed royalty amounts and advertising commitments.

            In 1996, Toy Biz produced a majority of its products under licenses which it has obtained from third parties. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers. Character licenses, such as exclusive, perpetual and royalty-free licenses, subject to certain limitations from Marvel (the "Marvel License"), permit Toy Biz to manufacture and market toys based on characters owned by others which have or develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Other licenses, referred to as trademark or brand name licenses, permit Marvel to produce toys bearing the recognized consumer trademark or brand name owned by the licensor. In return for these rights (other than those under the Marvel License), Toy Biz pays royalties to its licensors.

            Royalties paid by Toy Biz to licensors and investors are typically based on a percentage of net sales. Most licenses extend for one to three years and are renewable at the option of Toy Biz upon payment of minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. In the future, royalty rates and minimum guaranteed payments may increase or decrease depending upon various competitive forces in the toy industry.

EMPLOYEES

            As of March 15, 1997, Marvel employed approximately 1,400 persons. Marvel also contracts for creative work on an as-needed basis with approximately 550 freelance writers and artists.

            Certain of Marvel's manufacturing employees are represented by a union pursuant to a collective bargaining agreement which expires in June 1999.

            Marvel believes that its relations with its employees are satisfactory.

COMPETITION

            The comic book and sports and entertainment trading card industries are highly competitive. Marvel competes with over one hundred publishers in the United States. There are numerous companies licensed to produce sports and entertainment trading cards, other than entertainment trading cards based on the Marvel's Characters, some of which sell their products only in regional or niche markets. In addition, licenses may be granted to other companies to produce sports and entertainment trading cards in the future, thus generating greater competition.

            Panini, as a leader in the development of the sticker industry, generally enjoys a pre-eminent position in each of the countries in which it operates. The major competitors of Panini are generally regional companies. Marvel believes that Panini's competitive advantages are its reputation for quality stickers, its long standing relationship with licensors and its strong distribution capabilities. Panini does, however, compete for the discretionary spending of children with other forms of youth entertainment.

            The toy industry is highly competitive, and Toy Biz competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space of its products. Such competitors include Hasbro, Inc., Mattel Inc., Tyco Toys, Inc., Playmates, Inc. and Bandai Co., Ltd., and Toy Biz considers Just Toys, Inc., Lewis Galoob Toys, Inc., Empire of Carolina, Inc. and Ohio Art Co. to be among its competitors as well.

            Some of Marvel's competitors such as D.C. Comics are part of integrated entertainment companies and may have greater resources than Marvel. Marvel also faces competition from other entertainment media, such as movies and video games, but believes that it benefits from the low price of comic books, sports and entertainment trading cards and children's activity sticker collections in relation to such other products.

SEASONALITY

            Marvel sells sports trading cards throughout the year in all major sports. Sales of Marvel's sports trading cards peak at or near the beginning and mid-point of the sports season to which a specific product relates. Sales of entertainment related products tend to be less seasonal, although sales of products related to a motion picture or animated series are generally planned to begin at the time of first release or subsequent video release in the case of a major motion picture. Sales of entertainment related products are planned, where possible, to counterbalance the seasonality of sports related product sales or event-driven entertainment product sales (e.g., a motion picture or animated series release).

            Sales of Marvel's sports and entertainment stickers in Europe are generally concentrated in the first and fourth quarters, coinciding with the related buying habits of children during the school year.

            Toy Biz, like the toy industry in general, experiences a significant seasonal pattern in sales and net income due to the heavy demand for toys during the Christmas season. During 1994, 1995 and 1996, 70%, 69% and 64%, respectively, of Toy Biz's domestic net sales were realized during the months of July through December. The seasonal pattern requires significant use of working capital, mainly to build inventory during the year, prior to the Christmas selling season. Toy Biz expects that its business will continue to experience a significant seasonal pattern for the foreseeable future.

            The timing of events as discussed above as well as the continued introduction of new events and related products can and will cause fluctuations in quarterly revenues and earnings.

STRATEGIC INITIATIVES

            Marvel has begun several strategic initiatives intended to create organizational synergies, coordinate creative character development and increase mass retail penetration. The objective eventually is to integrate all applicable products of Marvel in a coordinated marketing effort. The vision is to transform Marvel into an integrated entertainment and sports content company prominent in all forms of media, print, electronic publishing, toys and games. Marvel will concentrate on old and new character development while targeting growth niches within each market. There can be no assurance that Marvel will have sufficient capital to fund these initiatives (see "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), or that Marvel will be successful in implementing such initiatives.

            The strategic initiatives are focused in four main areas: (i) the development of Marvel Studios, (ii) the development of Marvel Interactive,
(iii) the development of Marvel Mania Restaurants and (iv) certain in-store merchandising investments for the purpose of increasing revenues in the sports and entertainment trading card business.

            MARVEL STUDIOS

            To enhance further the media exposure of the Marvel Characters, Marvel and Toy Biz intend to form Marvel Studios, although documentation relating to such formation has not been finalized (and pending such formation, Marvel Studios is being operated as a division of Marvel). The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. Marvel believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for Marvel's businesses, including the licensing and toy businesses. For example, Marvel believes that the popularity of the X-MEN and SPIDER-MAN animated television shows resulted in significant increases in net sales by Toy Biz of X-MEN and SPIDER-MAN toys. Marvel believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving Marvel greater control over the development of such projects compared to the present practice of only licensing the use of the Marvel Characters in film or television projects to an unrelated third party.

            The rights to produce feature films based on certain of the Marvel Characters are currently licensed to third parties and some of those rights are currently in dispute. There can be no assurance that the Company will be able to reacquire or restructure these rights for development or that Marvel Studios will enhance the likelihood that any such films or television programming will be produced.

            Currently, there are three television series based on the Marvel Characters being aired on free domestic television. Series based on the X-MEN and SPIDER-MAN characters appear on Fox Children's Network ("FCN") and consistently are rated among the most highly watched shows during children's television time periods. In the Fall of 1996, The INCREDIBLE HULK began airing on the United Paramount Network ("UPN"). In addition, from 1994 to 1996, the Marvel Action Hour aired in syndication, which featured two half-hour segments of THE FANTASTIC FOUR and IRON MAN. In February, 1996 a made for television movie GENERATION X aired. Marvel has also entered into an agreement with Fox Kid's Worldwide ("FKW") for the development and broadcast of four new animation series on FCN over a seven-year period, anticipated to begin with the SILVER SURFER in the 1997-1998 broadcast season. The agreement with FKW provides for the development and broadcast of at least fifty-two (52) episodes of new series, and has a term of seven (7) years, which may be extended to ten
(10) years at the option of FKW if at least 104 episodes of eight (8) different series are broadcast. As part of its agreement with FKW, Marvel will generally reimburse FKW for 25% of production costs, and will grant FKW a participation in merchandise revenues derived from the Marvel Characters featured in the television series aired by FKW. In addition commencing in the Fall of 1997, Marvel expects that its X-MEN, IRON MAN, and FANTASTIC FOUR series will be rerun in syndication in an hour long broadcast with one half of the hour airing an X-MEN episode and the other half of the hour airing either an IRON MAN or FANTASTIC FOUR episode. Marvel anticipates that this media exposure will increase the popularity of the Marvel Characters on which the series are based and thereby benefit Marvel's various businesses.

            MARVEL INTERACTIVE

            Marvel intends to further develop entertainment software and on-line applications which leverage the popularity of Marvel Characters. America On line ("AOL"), one of the world's largest commercial on-line services, has entered into a joint venture with the Company to create, among other offerings, original, exclusive on-line interactive comics or "Cybercomics". These comics change weekly, versus the standard monthly, and allow fans to participate in the comic by driving the story line. Marvel believes that its on-line offerings, including comics, will reach a new group of readers beyond that of its traditional distribution. Marvel's site on AOL was launched on July 8, 1996 and recently was awarded AOL's Members Choice Awards. Marvel Interactive has also initiated the online launch of all Marvel's brands (including Marvel Comics, Fleer/SkyBox and Toy Biz) on the internet through a series of linked websites. The internet addresses provided by Marvel are www.marvel.com and www.fleerskybox.com.

            All initial software titles will be based on the Marvel Characters and are expected to be multi-platform. Given the lead times for software development, most of the benefits from development efforts in 1997 will not begin to be realized until 1998. At this point, Marvel Interactive is in a start-up mode and certain of the markets, principally on-line, are in a developmental stage and there can be no assurance that the on-line market will prove to be a commercial success for Marvel, Marvel Interactive will develop any software and, if developed, that such software will be successful.

            MARVEL MANIA

            Marvel Mania is projected to be a group of theme restaurants offering an array of merchandise, in the genre of Planet Hollywood and Hard Rock Cafe, although the theming will be based on the Marvel Characters. The Marvel Mania units are envisioned as a multimedia, interactive experience which will give life to the fictitious Marvel Universe of characters. Marvel Mania represents a further strategic investment in the development of Marvel's intellectual properties. In addition to the general branding benefits Marvel desires to obtain from Marvel Mania, Marvel expects that each restaurant with its retail merchandise area, once fully operational, will be profitable.

            The restaurants are intended to be an interactive, multimedia environment designed to entertain the customer with videos, soundtracks and electronics. Each operation is intended to offer premium quality fashion merchandise such as jackets, T-shirts, sweatshirts and hats. Other items intended for sale will include video games, comic books, action-figure toys, collectible figurines and animation cels.

            The Marvel Mania restaurants are a joint venture between Marvel Restaurants and PHI. Three restaurants are contemplated, with the first restaurant expected to open in Los Angeles as a joint venture between the Joint Venture and MCA/Universal, in which MCA/Universal has a 70% interest and the Joint Venture has a 30% interest. The Los Angeles restaurant is under construction and is projected to open in the second half of 1997. The Joint Venture agreement between Marvel Restaurants and PHI provides that Marvel will lend $35 million on an interest bearing basis and make a $1 million equity contribution to the Joint Venture for the development and construction of the first units. If only three restaurants are developed, Marvel does not anticipate that it will be required to loan the Joint Venture the entire $35 million. After reimbursement to Marvel of the loan, the Joint Venture will pay Marvel an annual license fee equal to 10% of all gross sales at Marvel Mania units and will pay PHI, which is responsible for the daily operation of the business, a management fee equal to 10% of gross sales. Any remaining income will then be divided equally between Marvel and PHI. As a result of the decline in Marvel's financial condition, Marvel and PHI entered into a modification of the agreement providing, among other things, that (i) if Marvel did not agree to open a third restaurant by the earlier of one year after the opening of its Orlando restaurant or December 31, 2001, 50% of the Joint Venture profits each year would be distributed to the Joint Venture parties prior to full repayment of Marvel's loan and (ii) Planet Hollywood's agreement not to compete with the Joint Venture would be modified. Through March 21, 1997, Marvel has invested approximately $3.8 million and has posted a standby letter of credit for approximately $6.1 million to fund development costs associated with the restaurant being constructed in Los Angeles.

            TRADING AND ENTERTAINMENT CARDS

            In an effort to increase revenues, Fleer/SkyBox has begun to implement an in-store merchandising program involving the placement of fixtures which, in an attractive and efficient manner, hold and dispense packs of trading cards. These fixtures are being placed in retail stores with high traffic of trading card collectors and are expected to simplify buying and make purchases more attractive to customers by making selections easier. Fleer/SkyBox plans to provide the fixture program to retailers who will support the category through a dedicated in-store section. If the program is successful, Fleer/SkyBox intends to roll out the program nationally.

INFLATION

            In general, Marvel's business is affected by inflation and the effects of inflation may be experienced by Marvel in future periods. Management believes, however, that such effect has not been significant to Marvel during the past three years.

ITEM 2.                 PROPERTIES

            The Company has the following principal properties:

            Facility                            Location                              Square Feet         Owned/Leased
            --------                            --------                              -----------         ------------
Manufacturing/Warehouse/Office           Waldorf, Germany                                22,825               Owned
Warehouse/Office                         Terrsella, Spain                                20,450               Owned
Warehouse/Office                         Saint Laurent Du Var, France                    35,327               Owned
Manufacturing/Warehouse/Office           Bomporto, Italy                                217,345               Owned
Office                                   Modena, Italy                                  131,132               Owned
Office                                   Modena, Italy                                   11,388               Owned
Manufacturing                            Modena, Italy                                   45,144               Owned
Warehouse                                Modena, Italy                                   21,953               Owned
Manufacturing/Office                     Modena, Italy                                   48,086               Owned
Warehouse                                Modena, Italy                                   14,817               Owned
Warehouse                                Modena, Italy                                   23,605               Owned
Warehouse                                Modena, Italy                                   12,411              Leased
Manufacturing/Warehouse/Office           Sao Paolo, Brazil                               35,801              Leased
Office                                   New York, NY                                    69,000              Leased
Office*                                  New York, NY                                    17,000              Leased
Office                                   New York, NY                                    15,000              Leased
Office                                   Mt. Laurel, NJ                                  30,836              Leased
Office                                   London, England                                  8,978              Leased
Warehouse/Office                         Leeds, England                                  13,390              Leased
Warehouse/Office                         Wakefield, England                              18,385              Leased
Warehouse/Office*                        Yuma, Arizona                                   80,000              Leased
Manufacturing/Warehouse/Office           Byhalia, MS                                     72,300              Leased
Warehouse*                               Puyallup, WA                                   216,500              Leased


            In addition, Marvel leases or subleases other office and warehouse space located in several locations in the United States and in Europe. Marvel's leases expire through 2005 and provide for aggregate monthly rentals of approximately $0.4 million, subject to escalation clauses.

            *Represents facilities leased by Toy Biz. Toy Biz's New York lease expires in April 1997. Toy Biz has entered into a sublease pursuant to which it will occupy approximately 30,000 square feet of new office space and expects to relocate its executive and principal offices to such premises in 1997.

The properties of NWCG were sold on January 22, 1997 in connection with the NWCG Disposition and are included in net liabilities held for disposition in the Company's consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

REORGANIZATION LEGAL PROCEEDINGS

            On December 27, 1996, the Debtor Companies and the Marvel Holding Companies filed petitions under Chapter 11 of the Bankruptcy Code and in connection with such filings have been parties to various legal proceedings. See "Business -- Reorganization of Marvel and Marvel Holding Companies".

            The Holding Companies' Trustee has alleged that events of defaults under each of the Marvel Holding Companies indentures have occurred by reason of the commencement of the Debtor Companies' cases under the Bankruptcy Code. The Holding Companies' Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the indentures have been violated. Marvel is not a party to any of the indentures governing the notes issued by the Marvel Holding Companies. In addition, the Company believes the allegations of the Holding Companies' Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Marvel Holding Companies. The Holding Companies' Trustee has also alleged that it may assert a claim based on alleged "tortious interference" occasioned by Marvel's filing of the Plan. The Company believes that any such allegations are completely without merit.

            There are twenty-seven purported class and derivative actions brought by stockholders of Marvel and holders of bonds issued by the Marvel Holding Companies and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

            Twenty-one of the twenty-seven Delaware Actions assert either claims on behalf of a purported class of all Marvel shareholders or shareholder derivative claims on behalf of Marvel, or both. The complaints allege, among other things, that the Andrews Investment represents a breach of defendants' fiduciary duties because the proposed purchase price per share is unfair and such purchase would dilute the minority shareholders' interest in Marvel. Plaintiffs in these actions seek to enjoin the Andrews Investment, to rescind the Andrews Investment if it is in fact consummated prior to the entry of the Court's judgment, to recover damages for defendants' alleged conduct and to recover costs and disbursements in pursuing these actions, including reasonable attorneys' fees. These actions have been consolidated for all purposes by order of the Delaware Court of Chancery.
A consolidated complaint has not yet been filed.

            Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of bonds issued by the Marvel Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the holders of the bonds because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the bonds, and will thus diminish the value of the bonds. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions do not name any of the Chapter 11 debtor companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

            All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews, MacAndrews Holdings, Parent Holdings, Marvel III, Marvel Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry C. Stewart and Kenneth Ziffren.

            One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, C.A. No. 15359, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter are breaching their fiduciary duties in pursuing the proposed offers of Marvel and Andrews to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel is aiding and abetting the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

            No classes have been certified in any of the Delaware Actions. On December 27, 1996, the Debtor Companies and the Marvel Holding Companies filed a petition for protection under Chapter 11 of the Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C. Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

            Piels v. Marvel Entertainment Group, Inc., Ronald O. Perelman, Andrews Group, Inc. and MacAndrews & Forbes Holdings Inc., Index No. 96-605702, was commenced on November 14, 1996. This action, filed in New York Supreme Court, County of New York, asserts claims on behalf of a purported class of all Marvel shareholders. Named as defendants are Marvel, Ronald O. Perelman, Andrews Group and MacAndrews Holdings. The complaint alleges, among other things, that the defendants have breached their fiduciary duties in connection with the Andrews Investment. Specifically, plaintiff alleges that Marvel's minority shareholders are being directly damaged by defendants' actions with respect to the Andrews Investment. Plaintiff seeks injunctive relief, damages in an unspecified amount and costs and disbursements, including reasonable attorneys' fees. By orders dated February 25, 1997, the New York Supreme Court denied plaintiff's motion for a preliminary injunction and granted defendants' motion to dismiss the action based on forum non conveniens.

OTHER LEGAL PROCEEDINGS

            On March 9, 1995, a complaint purporting to be a class action was filed against SkyBox, certain of SkyBox's officers and directors and Marvel in the Delaware Court of Chancery, New Castle County, entitled Strougo v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleged that SkyBox and certain of its officers and directors breached their fiduciary duties by agreeing to be acquired by Marvel at an allegedly unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleged that Marvel aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint sought preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses. This case was dismissed without prejudice.

            On March 16, 1995, a complaint purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Delaware Court of Chancery, New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally made allegations similar to those contained in the Strougo complaint and sought similar injunctive and other relief. This case was dismissed without prejudice.

            Marvel is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757
(SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Fleer/SkyBox's principal competitors in the trading card industry have been separately sued for employing the same or similar practices. On March 11, 1997, a similar action as Fishman against a competitor of Fleer/SkyBox entitled Schwartz, et. al. v. Upper Deck No. 96CV3408 - B (AJB) (S.D. Cal.), was dismissed with leave to replead. The plaintiffs in that action filed an amended complaint on March 24, 1997. On April 2, 1997, a similar action as Fishman against another competitor of Fleer/SkyBox entitled Price, et. al. v. Pinnacle Brands, No. 3:96-CV-2150-T (N.D. Tex.), was dismissed with prejudice. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer/SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, Marvel filed a motion to dismiss the complaint. Plaintiffs filed their opposition to the motion on or about December 2, 1996. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. As set forth above, on or about December 27, 1996, Marvel filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, the action was automatically stayed pending the outcome of the bankruptcy proceeding. It is not possible at this early stage of the case to predict the outcome with certainty. In the opinion of Marvel, the action lacks merit and Marvel intends to defend it vigorously.

            Marvel and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of Marvel's common stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artificially inflated the price of Marvel's common stock by creating earnings expectations which Marvel did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to Marvel's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of Marvel. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. On April 8, 1997, the District Court granted the defendants motion to dismiss without prejudice. As set forth above, on or about December 27, 1996, Marvel filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, any further action against Marvel is automatically stayed pending the outcome of the bankruptcy proceeding.

            Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel. Once the automatic stay governing all litigation involving Marvel is lifted by the Delaware Bankruptcy Court, Marvel intends to assert its own claims to those rights.

            In the lead case, a dispute between 21st Century Film Corporation ("21st Film"), Carolco Pictures, Inc. ("Carolco") and related entities, 21st Film claims that it still possesses rights under an agreement with Marvel to produce and distribute a live action film based on the "SPIDER-MAN" character, although it had assigned all of its rights to Carolco. Metro Goldwyn Mayer, Inc. ("MGM") has succeeded to the litigation position of both 21st Film and Carolco in the respective bankruptcy proceeding of those two companies. In addition to its purchase of 21st Film and Carolco litigation positions, MGM is a plaintiff in a separate case that has been deemed related to the lead and consolidated cases. Marvel has answered the complaint denying MGM's allegations.

            An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassettes rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

            In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

            Marvel has notified the Court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. Subject to further proceedings in the bankruptcy court, Marvel has stated that it intends to defend vigorously the Viacom lawsuit and the MGM lawsuit, and to defend vigorously and assert its exclusive rights to produce and distribute a live action film based on the "SPIDER-MAN" character.

            In February 1989, Robert Eckstein, et al. brought an action for violation of Federal securities laws against New World Entertainment Ltd. ("NW Entertainment"), then a subsidiary of Andrews, and other parties (the "Eckstein Action"). In October 1988, Ralph Majeski, et al. brought an action for fraud, misrepresentation, breaches of contract and fiduciary duty and pendent state law claims against NW Entertainment and other parties (the "Majeski Action"). Classes were certified in both actions. In March 1992, the court granted a motion for summary judgment and dismissed both the Eckstein Action and the Majeski Action. Plaintiffs in the Majeski Action filed a motion for reconsideration, which was denied by the District Court on June 2, 1992. Notices of Appeal were filed in both actions.

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

            In February 1994, the defendants filed motions for summary judgment in both actions. On August 31, 1994, the court denied the Majeski plaintiffs' motion to amend their first amended complaint, granted the defendants' motions for summary judgment in both the Eckstein and Majeski Actions and dismissed both actions with prejudice. The Eckstein plaintiffs filed a motion for reconsideration on September 15, 1994, which was denied by the court on October 28, 1994. Both the Eckstein and Majeski Actions were appealed by the plaintiffs to the United States Court of Appeals for the Seventh Circuit. Oral argument for these appeals was held on April 17, 1995. On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc. The petition was denied by the Court of Appeals on July 21, 1995. Neither the Eckstein or Majeski plaintiffs sought review of the Seventh Circuit's decision in the Supreme Court.

            On July 27, 1995, the district court entered a final order taxing costs against the Majeski plaintiffs in favor of the defendants in the sum of $86,693.34. The Court of Appeals for the Seventh Circuit affirmed that decision, in an unpublished order, on January 24, 1996, and issued its mandate on February 15, 1996. No petition for writ of certiorari has been filed.

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

            Following discovery, the New World defendants withdrew their motion to dismiss for lack of personal jurisdiction, and filed an answer denying liability and asserting affirmative defenses. The case is set for trial on October 6, 1997.

            The Company and its subsidiaries are also parties to various other litigation, some of which are in the process of being settled. The Company believes that it is unlikely that the outcome of all non-bankruptcy related pending litigation in the aggregate will have a material adverse effect on its consolidated financial condition or results of operations. As a result of the Debtor Companies filing of petitions pursuant to the Bankruptcy Code, Marvel's legal proceedings, other than the Debtor Companies bankruptcy proceedings have been automatically stayed. Marvel has obtained a lifting of the automatic stay in the Fishman case in order to allow Marvel to pursue its motion to dismiss.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            There was no submission of matters to a vote of securityholders in the fourth fiscal quarter.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock does not have a public market.

            As of March 29, 1997, the number of shareholders of record of common stock was one.

            See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of dividend limitations.


ITEM 6. SELECTED FINANCIAL DATA

            The following table sets forth certain selected historical financial data of the Company at and for each of the years in the five year period ended December 31, 1996. As a result of the NWCG Disposition, the Company's financial statements reflect for all periods presented, the net liabilities and results of operations of the Company's broadcasting segment as net liabilities held for disposition and discontinued operations, respectively.

            The information set forth below has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of this Report.


                                                                     Year Ended December 31,
                                              -------------------------------------------------------------------
(Dollars in millions)                            1996         1995(c)        1994(d)          1993        1992(e)
                                              ---------      --------       --------       --------       -------
Net sales                                     $  745.5       $  828.9       $  514.8       $  421.8       $ 229.9
(Loss) income from continuing operations        (666.2)(a)     (175.5)         (57.6)           0.7          (4.2)
At end of period:
  Total assets                                 1,331.6 (b)    2,034.7        1,421.8        1,067.1         472.0
  Debt and redeemable preferred stock            801.6        2,052.3        1,484.1        1,167.0         419.5
  Liabilities subject to settlement under
    reorganization                             1,313.7


(a) Includes non-cash charge to write off goodwill related to the youth entertainment segment of $581.7, a charge of $32.2 by Marvel to record a valuation allowance against certain deferred tax assets and a $175.0 credit to reflect a reduction in the valuation allowance on the Company's deferred tax assets, excluding Marvel, as well as benefit for 1996 losses of the Company, excluding Marvel.

(b) Reflects the non-cash charge to write off goodwill related to the youth entertainment segment of $581.7, a reduction in loans to affiliate of $193.4, a charge of $32.2 by Marvel to record a valuation allowance against certain deferred tax assets and an increase in deferred tax assets of $175.0 to reflect a reduction in the valuation allowance on the Company's deferred tax assets, excluding Marvel, as well as benefit for 1996 losses of the Company, excluding Marvel.

(c) The Company's statement of operations and financial position include the operations and financial position of Toy Biz since the Toy Biz IPO on March 2, 1995 and the operations and financial position of SkyBox since its acquisition on April 27, 1995.

(d) The Company's statement of operations and financial position include the operations of Panini since its acquisition on September 1, 1994.

(e) The Company's statement of operations and financial position include the operations of Fleer since its acquisition on September 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            As a result of the NWCG Disposition, the Company's financial statements reflect for all periods presented, the net liabilities and results of operations of the Company's broadcasting business as net liabilities held for disposition and discontinued operations, respectively. The results of operations of the broadcasting business is included in loss from discontinued operations through September 24, 1996, the measurement date. The results of operations of NWCG's San Diego Station from September 24, 1996 through the date of sale of such station in November 1996, and the gain on sale of NWCG's San Diego and Birmingham stations are included in gain on disposal of discontinued operations.

RESULTS OF MARVEL AND MARVEL HOLDING COMPANIES

            Marvel is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by Marvel, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. Marvel also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. Marvel's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, toys, adhesives and confectionery products.

            In recent years there has been an overall decline in the comic book market, and more specifically, a significant reduction in speculative purchases of comic books and reduced readership, which has adversely affected Marvel's publishing business. In response, Marvel has undertaken several strategic actions to mitigate the effect of such contraction. However, to date these actions have not been successful in overcoming the overall decline in the comic book market.

            Similarly, there has been a significant contraction in the sports trading card market related in part to lower speculative purchases. In addition, as a result of the baseball, hockey and basketball labor situations in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the labor situations in professional sports. Marvel believes that these factors have negatively affected the sports trading card business, causing Marvel to experience lower sales, higher returns and higher inventory obsolescence. The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996, Marvel's sales of entertainment trading cards has been adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. The result of the minimum royalty and advertising contractual commitments to licensors, coupled with declines in Marvel's trading card net revenues have significantly and adversely affected the profit margins of the trading card business and Marvel anticipates a continued significant adverse effect on profit margins due to the current contractual commitments. In response, Marvel has undertaken several strategic actions to mitigate the effect of the contraction in the sports trading card and entertainment card businesses. However, to date these actions have not been sufficient to overcome the overall market decline in the sales of sports trading cards and entertainment cards.

            As described above, continuing operating losses in the trading card and publishing businesses through the third quarter of 1996, as well as significant long-term changes in industry conditions, indicated to the Company, at that time, that there may be asset impairment. During the fourth quarter of 1996, the Company evaluated the recoverability of the carrying value of long-lived assets related to Marvel, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash charge of approximately $581.7 million, substantially all related to Marvel's trading card operations and goodwill of the Marvel Holding Companies. See Note 15 of "Notes to Consolidated Financial Statements".

            Marvel experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Marvel Credit Agreements (as defined below, see Note 6 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. Marvel commenced discussions in the Fall of 1996 with Andrews regarding an equity infusion in order to provide for Marvel's cash requirements and with The Chase Manhattan Bank, agent bank for the Marvel Credit Agreements, regarding a restructuring of the Marvel Credit Agreements.

            On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer; SkyBox; Marvel Characters, Inc.; Heroes World Distribution Inc.; The Asher Candy Company; Malibu; Frank H. Fleer Corp. and Marvel Direct Marketing Inc., filed petitions for relief and a plan of reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Panini S.p.A., Marvel Restaurants (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below), see "Business of Marvel -- Strategic Initiatives -- Marvel Mania") and Toy Biz, all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code. See "Business - Reorganization of Marvel and Marvel Holding Companies".

            In the fourth quarter of 1996, Marvel instituted a series of actions to reduce its operating costs. These actions include the termination of certain employees and the closure of certain facilities and given the underlying weaknesses in certain of Marvel's markets and the negative impact associated with the uncertainty surrounding its Chapter 11 proceeding, Marvel made additional provisions for returns and inventory obsolescence and provided additional reserves for other assets which may not be realized. The aggregate amount of the foregoing charges are approximately $69.3 million which includes restructuring charges of $15.8 million. These charges were reflected in various line items in the statement of operations.

            During the fourth quarter of 1996, Marvel recorded a charge of approximately $32.2 million to income tax expense to record a valuation allowance against deferred tax assets of certain subsidiaries. This adjustment is required given the current level of net operating losses ("NOLs") of Marvel and the inability, based on the projected financial results of Marvel, to utilize these tax attributes against future taxable income from operations.

            The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved the $100 million DIP Loan, provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to Marvel until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 6 of "Notes to Consolidated Financial Statements".

            On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' Chapter 11 cases.

            Marvel believes that since, and in part as a result of, the commencement of Marvel's Chapter 11 proceedings, Marvel has continued to experience greater than expected weakness in certain businesses, including trading cards, due to, among other things, certain mass merchandisers maintaining lower than expected levels of inventory of Marvel's products.

            Currently, there is no plan of reorganization. There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or if that plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code. If Marvel is unable to obtain confirmation of a plan of reorganization, its creditors or equity securityholders may seek other alternatives for Marvel, including bids for Marvel or parts thereof through an auction process. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in any of such businesses. Marvel has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. From December 27, 1996 through March 28, 1997 these amounts approximated $6.3 million.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

            The Company's net revenues were $745.5 million and $828.9 million in 1996 and 1995, respectively, a decrease of $83.4 million or 10.1%. This reflects a decrease of $44.7 million in net publishing revenues, a decrease of $56.7 million in net trading card and sticker revenues, and a decrease of $34.7 million in licensing revenues, partially offset by a $41.0 million increase in toy revenues and an $11.7 million increase in other revenues. The decrease in net publishing revenues was due to the impact on the Company of the continuing decline in the overall comic book market, the reduction of marginally profitable titles resulting from the implementation of Marvel's business strategy, and beginning in July 1995 the discontinuance of distribution by Heroes World of comic book publications other than Marvel's titles. The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards as well as the change in Marvel's distribution of its trading cards to concentrate on trading card specialty stores and select mass market accounts which generally resulted in lower net revenues in 1996. In addition, entertainment card net revenues decreased due to lower sales of cards based on Marvel's comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in 1995 of a significant increase in sales returns allowances reserves. Such lower sales return allowances provisions, combined with the inclusion of net revenues from SkyBox for a full year in 1996 versus only eight months in 1995 (the acquisition of SkyBox was consummated on April 27, 1995), partially offset the lower sales discussed above. These decreases in trading card net revenues were partially offset by an increase in net revenues of stickers. This increase was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, Marvel experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues decreased in 1996 as compared to 1995 primarily as a result of an insufficient amount of new media exposure of Marvel's characters as well as an unfavorable comparison to 1995 licensing revenues which included the recording of revenues from certain large long term licenses for certain licensing categories. Pursuant to the agreement between FKW and Marvel, Marvel expects to have a new animation series based on the SILVER SURFER on FCN in the 1997-1998 broadcast season. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for a full year in 1996 as compared to ten months in 1995, offset in part by lower revenues due to lower sales of certain products based on Marvel characters. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

            Gross profit was $209.1 million and $295.6 million in 1996 and 1995, respectively, a decrease of $86.5 million. As a percentage of net revenues, gross profit was 28.0% in 1996 as compared to 35.7% in 1995. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995, and the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards in 1996.

            Selling, General & Administrative ("SG&A") expenses were $289.9 million and $262.1 million in 1996 and 1995, respectively. The increase of $27.8 million was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy Biz, the consolidation of Toy Biz's results for a full year in 1996 as compared to ten months in 1995, the inclusion of SkyBox for a full year in 1996 as compared to eight months in 1995, the effect of certain charges related to the termination of employees and other items and higher expense primarily resulting from an increased investment to support Toy Biz's expanded product line and the effect of certain charges related to the write-down of fixed assets. This increase was partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations. As a percentage of net revenues, SG&A was 38.9% in 1996 as compared to 31.6% in 1995.

            During the fourth quarter of 1996, Marvel recorded a $15.8 million restructuring charge, which primarily represents the costs related to the closure of facilities, including severance related to terminated employees and other costs associated with the restructuring of its comic book distribution subsidiary and confectionery businesses. During the fourth quarter of 1995, Marvel recorded a $25.0 million restructuring charge, which primarily represents the costs related to the consolidation and closure of facilities, severance related to terminated employees and other costs associated with its publishing, trading card and confectionery businesses.

            Amortization and writedown of goodwill and intangibles was $617.6 million and $30.9 million in 1996 and 1995, respectively. The increase of $586.7 million mainly reflects the write-down of goodwill and other intangibles related to the asset impairment at Marvel which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing and the bankruptcy filing of Marvel. See Note 15 of Notes to Consolidated Financial Statements.

            Interest expense, net was $199.8 million and $184.6 million in 1996 and 1995, respectively. The increase in interest expense primarily reflects an increase in average borrowings.

            Interest and net investment income was $58.6 million and $37.6 million in 1996 and 1995, respectively. The increase was primarily due to an increase in average loans to affiliates.

            The gain on sale of Toy Biz common stock was $22.0 million in 1996 and $14.3 million from the Toy Biz IPO in 1995 (see Note 5 of Notes to the Consolidated Financial Statements).

            Benefit (provision) for income taxes was $149.6 million and ($5.8) million in 1996 and 1995, respectively. The net tax benefit in 1996 reflects a reduction in the valuation allowance on deferred tax assets of the Company, other than Marvel, the benefit for current year operating losses of the Company, other than Marvel, due to the taxable gain on the NWCG Disposition in the first quarter of 1997, the U.S. federal tax refund receivable associated with Marvel's current year operating loss and tax benefits for Marvel's foreign operations, partially offset by a provision for income taxes related to the operations of Toy Biz and the establishment of a valuation allowance against deferred tax assets of Marvel. In 1995, the tax provision primarily was a result of taxes on income from foreign and Toy Biz operations offset by a U.S. federal benefit from the balance of its other operations.

            Minority interest in loss (income) of subsidiaries was $32.3 million and ($7.3) million in 1996 and 1995, respectively. The increase in minority interest was primarily due to the increase in net loss of Marvel and lower net income of Toy Biz partially offset by Marvel's reduced ownership percentage.

            In 1996 and 1995, the Company recorded an extraordinary loss of $7.0 million (net of taxes of $3.8 million) and $3.3 million (net of taxes of $2.1 million), respectively, which represented a write-off of deferred financing costs associated with the early retirement of indebtedness.

            Loss from discontinued operations was $39.9 million and $60.1 million in 1996 and 1995, respectively. The decrease in loss from discontinued operations from 1995 to 1996 primarily reflects an increase in income from operations of NWCG.

            Gain on disposal of discontinued broadcasting operations reflects the gain on sale of NWCG's San Diego and Birmingham stations during 1996, net of income taxes and minority interest and income from operations of the San Diego station from September 24, 1996 through the date of sale in November 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

            The Company's net revenues were $828.9 million and $514.8 million in 1995 and 1994, respectively, an increase of $314.1 million. This increase reflects a $75.2 million increase in trading card and sticker net revenues, mainly attributable to the full year impact of Panini, which was acquired in August 1994, and the acquisition of SkyBox in April 1995. This increase was partially offset by a general decline in demand for trading cards as well as the higher provisions for returns in 1995. In March 1995, Marvel began to consolidate Toy Biz. For 1995, Marvel consolidated toy revenues of $180.2 million. Previously, Marvel reported the results of Toy Biz under the equity basis and did not include Toy Biz revenues in its consolidated net revenues. Toy Biz revenues for the full year ended 1995 was $196.4 million as compared to $156.5 million in 1994. The increase in net publishing revenues of $18.3 million was due to the full year impact of Heroes World, Malibu and Welsh Publishing Group, Inc., partially offset by a reduction in sales due to lower speculative purchases. Primarily as a result of a full year impact of adhesives, other product revenues increased by $37.7 million in 1995. Licensing revenues increased by $2.7 million in 1995 as a result of, in part, licensing revenues from certain long term licenses for certain product categories. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters.

            Gross profit was $295.6 million or 35.7% of sales in 1995 as compared to $241.4 million or 46.9% in 1994. The decrease in margin percentage was primarily attributable to Marvel's increased provisions for returns and product obsolescence for the trading card business. Excluding the results of the trading card operation for 1995 and 1994, the operating results of Marvel's other businesses generated gross margin as a percentage of net revenues of 42%, approximating the prior year.

            SG&A were $262.1 million and $127.8 million in 1995 and 1994, respectively. The increase of $134.3 million was primarily attributable to the full year impact of Panini, the acquisition of SkyBox sports and entertainment trading cards in 1995, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of Marvel, the effects of the strategic actions taken by Marvel in its publishing business and higher expense primarily resulting from an increased investment to support Toy Biz's expanded product line. As a percentage of net revenues, SG&A increased to 31.6% in 1995 from 24.8% in 1994. This percentage increase was attributable to Marvel's increased return provisions for the trading card business which decreased net revenues, higher SG&A expense as a percentage of net revenues for the publishing operation, in part due to the distribution of comic books through Heroes World, and other factors.

            During the fourth quarter of 1995, Marvel recorded a $25.0 million restructuring charge, which primarily represents the costs related to the consolidation and closure of facilities, severance related to terminated employees and other costs associated with its publishing, trading card and confectionery businesses.

            Amortization of goodwill and intangibles was $30.9 million and $23.3 million in 1995 and 1994, respectively. The increase of $7.6 million mainly reflects the amortization related to the acquisitions of Panini and SkyBox.

            Interest expense, net was $184.6 million and $122.6 million in 1995 and 1994, respectively. The increase of $62.0 million primarily reflects increased borrowings.

            Interest and net investment income was $37.6 million and $10.1 million in 1996 and 1995, respectively. The increase was primarily due to an increase in average loans to affiliates.

            The gain on sale of Toy Biz common stock in 1995 was $14.3 million from the Toy Biz IPO (see Note 5).

            Equity in net income of unconsolidated subsidiaries was $1.7 million and $11.9 million in 1995 and 1994, respectively. This decrease mainly represents the consolidation of Toy Biz since the Toy Biz IPO. The 1995 amount primarily represents Panini's equity interest in operations which distribute its product internationally. During the fourth quarter of 1995, Panini acquired the remainder of these operations and as a result, the year end results reflect the consolidation since the acquisition.

            For 1995, the provision for income taxes was $5.8 million as compared to $30.6 million in 1994. The lower income taxes in 1995 are due primarily to Marvel's loss. In 1995, the tax provision primarily was a result of taxes on income from foreign and Toy Biz operations offset by a U.S. federal benefit from remaining operations. The 1994 provision for income taxes includes tax expense related to federal, state and local and foreign income taxes related to subsidiaries which file separate tax returns.

            Marvel recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represents a write-off of the deferred financing costs associated with the term loan portion of its Amended and Restated Credit Agreement.

            (Loss) income from discontinued operations was ($60.1) million and $43.9 million in 1995 and 1994, respectively. The decrease was primarily attributable to the increase in interest expense and income tax expense in 1995 and the gain on sale of interest in NWCG of $86.6 million in 1994 as compared to a gain on sale of stations of $41.7 million in 1995 partially offset by improved income from operations of the broadcast business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

MARVEL AND MARVEL HOLDING COMPANIES

            Marvel experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Marvel Credit Agreements (as defined below, see Note 6 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. Marvel commenced discussions in the Fall of 1996 with Andrews regarding an equity infusion in order to provide for Marvel's cash requirements and with The Chase Manhattan Bank, agent bank for the Marvel Credit Agreement, regarding a restructuring of the Marvel Credit Agreements.

            On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp.; SkyBox International, Inc.; Marvel Characters, Inc.; Heroes World Distribution Inc.; The Asher Candy Company; Malibu Comics Entertainment; Frank H. Fleer Corp. and Marvel Direct Marketing Inc., filed petitions for relief and a plan of reorganization under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court. Panini S.p.A., Marvel Restaurant Venture Corp. (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below) see " Business of Marvel
- Strategic Initiatives - Marvel Mania" and Toy Biz, all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code (See "Description of Business - Reorganization of Marvel and Marvel Holding Companies").

            The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, which is available to Marvel until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 6 of "Notes to Consolidated Financial Statements".

            At March 28, 1997, Marvel's outstanding bank indebtedness was approximately $711.3 million, of which $56.9 million relates to borrowings under the DIP Loan (including approximately $6.9 million drawn under letters of credit), $607.6 million relates to borrowings under the Marvel Credit Agreements, approximately Italian Lire 25 billion (approximately $14.9 million based on exchange rates at March 28, 1997) relates to borrowings for Panini's Adespan adhesives facility and approximately Italian Lire 53.4 billion (approximately $31.9 million based on exchange rates at March 28, 1997) relates to borrowings under Panini's short term lines of credit. Panini had approximately Italian Lire 4.9 billion (approximately $3.2 million based on exchange rates at March 28, 1997) available under its foreign credit facilities at March 28, 1997. In addition, there was approximately

$24.5 million (net of letters of credit outstanding) available under the Toy Biz credit agreement at March 28, 1997.

            The Marvel Credit Agreements and DIP Loan provide that it is an event of default if there is a change of control of Marvel. Toy Biz's credit agreement provides it is an event of default if Marvel does not control Toy Biz, although Toy Biz believes that upon any such default it will be able to obtain an amendment or waiver of such event of default or refinance such indebtedness. There can be no assurance as to the terms and conditions of such amendment or refinancing.

            On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' Chapter 11 cases.

            On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and foreclosure upon the Pledged Stock. On February 27, 1997, Marvel and the Marvel Holding Companies filed a notice of appeal with respect to such order. On March 19, 1997, the Creditors Committee notified Marvel that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel and the Marvel Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On March 28, 1997, the Creditors Committee also filed an emergency appeal of the order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

            Although there can be no assurance, Marvel believes that borrowings under the DIP Loan and internally generated funds will be sufficient to enable the Debtor Companies to meet their consolidated cash requirements, including debt service through the date of maturity of the DIP Loan. The DIP Loan expires April 30, 1997 and the maturity of the DIP Loan may be extended at the option of Marvel to June 30, 1997. As part of the Plan, a group of lenders had committed to lend $160 million to Toy Biz which could be used by Marvel and its subsidiaries, including Toy Biz to fund working capital and strategic investments and repay borrowings outstanding under the DIP Loan. Such commitments have been terminated as a result of the withdrawal of the Andrews Investment and the Plan. In addition, the DIP Loan is subject to a number of events of default and conditions of borrowings. In the event borrowings under the DIP Loan become due either upon maturity or an event of default prior to a plan of reorganization being confirmed under the Bankruptcy Code and consummated, then the Debtor Companies will have to seek one or more alternatives to provide for its cash requirements (including the repayment of borrowings under the DIP Loan), including seeking alternative debtor-in-possession financing and/or sales of assets and/or sales of one or more of Marvel's businesses. Although there can be no assurance, Marvel believes that its Panini subsidiary should be able to meet its cash requirements, including for debt service and repayment, from permissible advances by Marvel of borrowings under the DIP Loan, local borrowings and internally generated funds. Marvel anticipates that internally generated funds of Toy Biz and borrowings under Toy Biz's credit agreement will be sufficient to enable Toy Biz to meet its cash requirements, including debt service, for the foreseeable future. See Note 6 of "Notes to Consolidated Financial Statements".

            As Chapter 11 debtors, the Debtor Companies may sell (subject, in certain circumstances, to Bankruptcy Court approval), or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of actions taken pursuant to the bankruptcy or a plan of reorganization. If Marvel is unable to obtain confirmation of a plan of reorganization, its creditors or equity securityholders may seek other alternatives for Marvel, including bids for Marvel or parts thereof through an auction process. In that event it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. Currently, there is no plan of reorganization that is pending with the Bankruptcy Court. These conditions raise substantial doubt as to Marvel's ability to continue as a going concern.

            Because the Marvel Holding Companies have no assets other than common stock of Marvel and/or stock in the Marvel Holding Companies, the securityholders of the Marvel Holding Companies will likely receive only their pro rata share of the Pledged Stock upon consummation of the Chapter 11 cases.

            Capital expenditures for Marvel (excluding Toy Biz), including software development costs, are expected to be approximately $25.0 million for the year ending December 31, 1997. Capital expenditures for Toy Biz, including product development and package design costs and software development costs, are projected to approximate $25.0 million for the year ending December 31, 1997.

            In August 1996, Toy Biz sold in a public offering 700,000 shares of its Class A common stock at a price of $15 per share. As part of Toy Biz's offering, Marvel sold 2.5 million shares of Toy Biz Class A common stock. The net proceeds to Toy Biz and Marvel were approximately $9.3 million and $35.7 million, respectively, after deducting amounts accrued for fees and expenses. As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by Marvel, Marvel's ownership percentage of Toy Biz decreased to 26.6% and its voting control decreased to 78.4%.

            In addition to the Pledged Stock as of March 26, 1997, approximately 2.9 million shares of Marvel's common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings and approximately 0.3 million shares of Marvel's common stock were pledged to secure obligations of subsidiaries of Mafco. The indentures governing the indebtedness of the Marvel Holding Companies contain various covenants relating to Marvel, including certain limitations on Marvel's indebtedness.

            Marvel expects to incur approximately $1 million in net production costs for the INCREDIBLE HULK animated series being produced for the 1997-1998 broadcast year. In addition, with respect to Marvel's agreement with FKW, Marvel will be required to reimburse FKW a portion of its production costs. One-half of such amounts are expected to be reimbursed to Marvel by Toy Biz pursuant to the understanding with respect to Marvel Studios.

            Marvel, along with its joint venture partner, is continuing development of Marvel theme restaurants. Three restaurants are contemplated, with the first restaurant expected to open in Los Angeles as a joint venture between the Joint Venture and MCA/Universal, in which MCA/Universal has a 70% interest and the Joint Venture has a 30% interest. The Los Angeles restaurant is under construction and is projected to open in the second half of 1997. Marvel has posted a standby letter of credit for approximately $6.1 million to fund development costs associated with the restaurant being constructed in Los Angeles. See "Business of Marvel -- Strategic Initiatives -- Marvel Mania."

            Toy Biz has authorized the repurchase of up to three million shares of Class A Common Stock. The repurchase program requires the consent of Marvel Characters, Inc., a wholly-owned subsidiary of Marvel, which has announced that it will seek approval of the bankruptcy court for such consent. Such stock repurchase also requires approval under Toy Biz's credit agreement.

CORPORATE AND OTHER SUBSIDIARIES

            Pursuant to the NWCG Stock Purchase Agreement, Fox purchased from NWCG Parent 2,682,236 shares of common stock of NWCG owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings Inc. The consideration for such purchase was 1.45 ADSs, each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares, of par value A$.50 per share of News Corp., for each share of common stock of NWCG directly or indirectly acquired by Fox pursuant to the NWCG Stock Purchase Agreement, with the aggregate number of ADSs issued to NWCG Parent reduced by an amount which approximated the accreted amount of the Discount Notes outstanding at the effective time of the Fox Merger. In addition, in connection with the NWCG Disposition, Fox agreed to assume an aggregate of $46.2 million principal amount of debt of Four Star Holdings Inc.

            In connection with the NWCG Merger, the Company received 37,954,211 ADSs (with an aggregate market value of $668.9 million on January 22, 1997) and 2,175,000 warrants to purchase ADSs (in exchange for 1,500,000 warrants to purchase shares of NWCG previously held by the Company). The Company expects to record a pre-tax gain in 1997 on the NWCG Disposition of approximately $720 million. Through March 26, 1997, the Company sold 15,562,300 ADSs for net proceeds of $271.4 million.

            On December 16, 1996, Mafco Finance Corp. (formerly known as Marvel IV Holdings Inc.) ("Mafco Finance") entered into an amended and restated credit agreement which provided for a $350.0 million term loan facility and a $300.0 million revolving credit facility. At December 31, 1996, there was $249.6 million of outstanding borrowings under the revolving credit facility and $0 under the term loan facility. Such borrowings were repaid in full on March 13, 1997. On March 20, 1997, Mafco Finance entered into an amended and restated credit agreement (the "Amended Mafco Finance Credit Agreement") which provides for a $400.0 million term loan facility and $250.0 million revolving credit facility. The Amended Mafco Finance Credit Agreement matures in March 1999. Pursuant to the Amended Mafco Finance Credit Agreement, Mafco Finance will be required to have no outstanding borrowings under the Revolving Credit Facility for 30 days in each twelve month period. At March 26, 1997, there was $400.0 million of outstanding borrowings under the term loan facility and $0 outstanding under the revolving credit facility. Borrowings outstanding under the Amended Mafco Finance Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.50% or (ii) LIBOR (as defined) plus a margin of 4.50%. Mafco Finance's obligations are guaranteed by certain subsidiaries and affiliates of the Company and the Amended Mafco Finance Credit Agreement contains customary affirmative and negative covenants and events of default. The ADSs are pledged as security under the Amended Mafco Consolidated Credit Agreement, which limits the use of proceeds of any ADS sale. The Company anticipates that collections of loans to affiliates and borrowings from affiliates and/or proceeds from the NWCG Disposition will be used to repay a substantial portion of the borrowings under the Amended Mafco Finance Credit Agreement.

            At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Holdings and affiliates had outstanding advances to the Company of $64.0 million, $297.8 million and $307.1 million, respectively. At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Finance had advanced $391.6 million, $247.6 million and $441.0 million, respectively, to Mafco Holdings and its subsidiaries and at March 26, 1997, the Company had advanced $221.0 million to Mafco Holdings and its subsidiaries.

            The bankruptcy of Marvel resulted in an event of default pursuant to the indenture governing Andrews' 10% Senior Subordinated Notes due 1999 (the "Senior Notes"). In accordance with the settlement of certain litigation, the Company will exercise its optional rights to redeem the Senior Notes which have a face value of $31.2 million on June 30, 1997.

            As prescribed in Statement of Position ("SOP") No. 90-7, certain pre-petition obligations, which may be impaired, have been classified as obligations subject to Chapter 11 reorganization proceedings and include Marvel debt and liabilities of $503.2 million and Marvel Holding Companies' debt and liabilities of $810.5 million. In the event the bondholders seize the Pledged Stock, the Company will recognize a substantial non-cash gain estimated at December 31, 1996 to be the book value of the Company's negative investment in the Marvel Holding Companies of approximately $1,060.0 million and will have a related tax obligation to its parent in accordance with its tax sharing agreement.

                           FORWARD-LOOKING STATEMENTS

            Statements in this annual report on Form 10-K for the year ended December 31, 1996 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies and the Marvel Holding Companies to successfully reorganize in bankruptcy and the outcome of such bankruptcy proceedings, (ii) the ability of the Debtor Companies to continue to draw on the DIP Loan and to obtain additional DIP Loan financing subsequent to the maturity of the DIP Loan on June 30, 1997 or in the event of an earlier termination of the DIP Loan, (iii) continued weakness in the comic book market which cannot be overcome by Marvel's new editorial, production and distribution initiatives in comic publishing; (iv) continued general weakness in the trading card market; (v) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike thereby negatively affecting Marvel's baseball card business; (vi) the effectiveness of Marvel's changes to its trading card and publishing distribution; (vii) a decrease in the level of media exposure or popularity of Marvel's characters resulting in declining revenues based on such characters; (viii) the lack of continued commercial success of properties owned by major licensors which have granted Marvel licenses for its sports and entertainment trading card and sticker businesses;
(ix) unanticipated costs or delays in completing projects associated with Marvel's new ventures including media, interactive software and on-line services and theme restaurants; (x) consumer acceptance of new product introductions, including those for toys; and (xi) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.


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

Name                  Age         Principal Occupations
----                  ---         ---------------------

Ronald O. Perelman    54          Mr. Perelman has been Chairman of the Board
                                  and Chief Executive Officer of MacAndrews &
                                  Forbes Holdings Inc. ("M&F Holdings") for more than the past five years. Mr. Perelman also is Chairman of the Board of Consolidated
                                  Cigar Holdings Inc. ("Consolidated Cigar"),
                                  Mafco Consolidated Group Inc. ("Mafco
                                  Consolidated"), Meridian Sports Incorporated
                                  ("Meridian"), Power Control Technologies Inc.
                                  ("PCT") and Toy Biz, Inc. ("Toy Biz"), and is the Chairman of the Executive Committee of the Board of Directors of The Coleman
                                  Company, Inc. ("Coleman"), Revlon, Inc.
                                  ("Revlon"), Revlon Consumer Products
                                  Corporation ("Revlon Products") and Marvel
                                  Entertainment Group, Inc. ("Marvel"). Mr.
                                  Perelman is a director of the following
                                  corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Coleman,
                                  Coleman Holdings Inc. ("Coleman Holdings"),
                                  Coleman Worldwide Corporation ("Coleman
                                  Worldwide"), Consolidated Cigar, Consolidated
                                  Cigar Corp., California Federal, First
                                  Nationwide Holdings Inc. ("First Nationwide
                                  Holdings"), First Nationwide (Parent)
                                  Holdings Inc. ("First Nationwide Parent"),
                                  Mafco Consolidated, Marvel, Marvel Holdings
                                  Inc. ("Marvel

                                  Holdings"), Marvel (Parent) Holdings Inc.
                                  ("Marvel Parent"), Marvel III Holdings Inc.
                                  ("Marvel III"), Meridian, Pneumo Abex,
                                  Revlon, Revlon Products, Revlon Worldwide
                                  Corporation, and Toy Biz. (On December 27,
                                  1996, Marvel Holdings, Marvel Parent, Marvel
                                  III, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

Donald G. Drapkin     49          Mr. Drapkin has been Vice Chairman and a
                                  Director of M&F Holdings and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987. He is a Director of each of Coleman, Coleman Holdings, Coleman
                                  Worldwide, Consolidated Cigar, Consolidated
                                  Cigar Corp., Revlon, Revlon Products, Revlon
                                  Worldwide, Marvel, Marvel Holdings, Marvel
                                  III, Marvel Parent, Toy Biz, Algos
                                  Pharmaceutical Corporation and VIMRx
                                  Pharmaceuticals, Inc. (On December 27, 1996,
                                  Marvel Holdings, Marvel Parent, Marvel III,
                                  Marvel and several of its subsidiaries filed voluntary petitions for reorganization under
                                  Chapter 11 of the United States Bankruptcy
                                  Code.)

Howard Gittis         63          Mr. Gittis has been Vice Chairman and
                                  Director of M&F Holdings and various of its affiliates since 1985. He is a Director of each of Consolidated Cigar, Consolidated
                                  Cigar Corp., California Federal, First
                                  Nationwide Holdings, First Nationwide Parent,
                                  Jones Apparel Group, Inc., Loral Space and
                                  Communication Ltd., Mafco Consolidated, PCT,
                                  Pneumo Abex, Revlon Products, Revlon
                                  Worldwide, Revlon and Rutherford-Moran Oil
                                  Corporation.

Bruce Slovin          60          Mr. Slovin has been President and Director of
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

Name                      Age          Position
----                      ---          --------
Ronald O. Perelman        54           Chairman of the Board
Donald G. Drapkin         49           Vice Chairman
Howard Gittis             63           Vice Chairman
Bruce Slovin              60           Vice Chairman

Scott M. Sassa            38           President and Chief Operating Officer

            Mr. Sassa has been President and Chief Operating Officer since October 1996. Mr. Sassa is also the Chairman, Chief Executive Officer and a Director of Marvel since October 1996. Prior thereto, Mr. Sassa served as President of Turner Entertainment Group and as a member of the Board of Directors of Turner Broadcasting System, Inc. and the TBS Executive Committee. Mr. Sassa was named Executive Vice President of Turner Network Television in 1992 ("TNT"). From 1987 to 1988, Mr. Sassa served as Vice President/New Business for Ohlmeyer Communications Co. Prior to that time, Mr. Sassa served as Vice President/Network Management for Fox Broadcasting Co. (On December 27, 1996, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

William C. Bevins, Jr.   50          Chief Executive Officer

            Mr. Bevins was elected President and Chief Executive Officer in November 1988 and has been Executive Vice President of Mafco Holdings since November 1988; Chief Executive Officer of Marvel from 1991 through 1996; Director and Chief Financial & Administrative Officer of Turner Broadcasting System, Inc. for more than five years prior to 1988. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel, of which Mr. Bevins is an officer, and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

Terry C. Bridges        53          Executive Vice President and Chief
                                    Administrative Officer

            Mr. Bridges has been Executive Vice President and Chief Administrative Officer since 1993. Prior to joining Andrews in 1993, Mr. Bridges was a partner in the law firm of Troutman Sanders in Atlanta, Georgia for more than the previous five years. Mr. Bridges is also Executive Vice President and General Counsel of Coleman since March 1997.

Barry F. Schwartz       47          Executive Vice President and General Counsel

            Mr. Schwartz has been Executive Vice President and General Counsel of the Company since June 1995. He has been Executive Vice President and General Counsel of Mafco Holdings and various of its affiliates since 1993. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes from 1989 to 1993. (On December 27, 1996, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Schwartz is an officer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

Joseph P. Page         43          Executive Vice President and Chief Financial
                                   Officer

            Mr. Page has been Executive Vice President and Chief Financial Officer since 1994. Prior to joining Andrews in 1994, Mr. Page was a partner in the accounting firm of Price Waterhouse for more than the previous five years.

Paul E. Shapiro        55          Executive Vice President

            Mr. Shapiro has been Executive Vice President of the Company since 1994. Mr. Shapiro is also Executive Vice President and General Counsel of Marvel. Prior thereto, he was a shareholder in the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental from 1991 to 1993 and is currently Of Counsel to that firm. Mr. Shapiro is also a director of Toll Brothers, Inc. (On December 27, 1996, Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

Michael H. Diamond     51          Executive Vice President

            Mr. Diamond has been Executive Vice President of Andrews Group since 1994 and prior to 1994, Mr. Diamond was a partner in the law firm of Skadden, Arps, Slate, Meagher and Flom for more than the previous five years.

Laurence Winoker       40          Vice President and Controller

            Mr. Winoker was elected Vice President and Controller in September 1992. He has been Vice President and Controller of Mafco Holdings and various of its affiliates since that date. He was Assistant Vice President and Assistant Controller of Mafco Holdings and various affiliates for more than five years prior to September 1992. (On December 27, 1996, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Winoker is an officer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

ITEM 11.                EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid by the Company and the Company's subsidiaries to the Company's Chief Executive Officer and the Company's executive officers.


                                                                                                      OTHER
                                                                                                      ANNUAL
NAME                          YEAR              SALARY($)                  BONUS($)               COMPENSATION($)
----                          ----              ---------                  --------               ---------------

William C. Bevins, Jr.        1996              2,000,000                 2,000,000                129,851 (a)
                              1995              2,000,000                 2,000,000                3,596,273 (b)
                              1994              2,000,000                 2,000,000                815,474 (c)

Paul E. Shapiro               1996              750,000                   750,000                  112,500 (d)
                              1995              600,000                   250,000                  106,624 (d)
                              1994              600,000                   250,000                  104,896 (d)

Terry C. Bridges              1996              715,000                   500,000                  50,069
                              1995              677,083                   200,000                  48,732
                              1994              620,833                   250,000                  44,687

Joseph P. Page                1996              600,000                   500,000                  28,212
                              1995              550,000                   250,000                  27,424
                              1994              500,000                   200,000                  15,147

Michael H. Diamond            1996              583,336                   500,000                  45,673
                              1995              533,333                   200,000                  47,058
                              1994              333,333                   200,000                  33,415

(a) Includes $73,076 of airplane allowance, $36,310 of automobile allowance, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(b) Includes $3,378,870 related to a Company property transferred to Mr. Bevins, $169,200 of airplane allowances, $32,746 of automobile allowances, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(c) Includes $700,000 of housing and expense allowances, $39,037 of automobile allowances, $62,550 of airplane allowances, with the remainder representing insurance premiums paid on behalf of Mr. Bevins.

(d)      Includes $100,000 of housing allowances.

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

         Mr. Shapiro has an agreement with Andrews effective October 28, 1993 whereby Mr. Shapiro is employed as Executive Vice President of Andrews. Mr. Shapiro also serves as Executive Vice President and General Counsel of Marvel. The term of this agreement, as renewed and extended by agreement dated as of January 1, 1997, extends until December 31, 1999. The employment agreement, as amended, provides for the payment to Mr. Shapiro of a base salary of $900,000 through December 31, 1997, $950,000 through December 31, 1998 and $1,000,000 through the end of the term. Mr. Shapiro's participation in a performance bonus plan to be adopted by the Company will permit Mr. Shapiro to receive, upon achievement of certain operating goals, a bonus of up to 100% of each year's base salary. Mr. Shapiro also receives a $150,000 per annum living expense.

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

         Mr. Diamond has an agreement with Andrews effective April 20, 1994 whereby Mr. Diamond is employed as Executive Vice President of Andrews. The term of his employment agreement extends until April 30, 1997. The employment agreement provides for the payment to Mr. Diamond of an initial base salary of $500,000 per year commencing April 20, 1994, which increases commencing May 1, 1995 by $50,000 annually on each subsequent May 1 of the term. The agreement also provides for an annual bonus to be determined at the sole discretion of the Board of Directors.

         Mr. Sassa has an agreement with Andrews effective October 21, 1996 whereby Mr. Sassa is employed as President and Chief Operating Officer of Andrews Group. The term of the employment agreement is three years. The employment agreement provides for the payment to Mr. Sassa of a base salary of $2,000,000 per annum, an annual bonus of $1,000,000 and additional bonus compensation, if any, as may be awarded to him in the sole discretion of the Board of Directors. Mr. Sassa's employment agreement provides that Mr. Sassa may be entitled to receive certain other consideration pursuant to the terms of the employment agreement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of shares of common stock by each person known by the Company to own beneficially more than five percent of the outstanding shares, by each director and by all officers and directors as a group as of March 15, 1997.

  Beneficial Owner            Shares Beneficially Owned       Percent of Class
  ----------------            -------------------------       ----------------

  Ronald O. Perelman                    1,000(1)                    100%

-----------
(1) All of such Shares are beneficially owned by MacAndrews Holdings and, in turn, by Mafco Holdings, of which Mr. Perelman is the sole stockholder.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (DOLLARS IN MILLIONS)

         "Other assets" at December 31, 1996 and 1995 includes $0.3 and $2.9 debt securities issued by a subsidiary of Mafco Holdings that were purchased in the open market.

         At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Holdings and affiliates had outstanding advances to the Company of $64.0, $297.8 and $307.1, respectively. At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Finance had advanced $391.6, $247.6 and $441.0, respectively, to Mafco Holdings and its subsidiaries and at March 26, 1997, the Company had advanced $221.0 to Mafco Holdings and its subsidiaries.

         In addition to the Pledged Stock, as of March 26, 1997, approximately
2.9 million shares of Marvel's common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings and approximately
0.3 million shares of Marvel's common stock were pledged to secure obligations of subsidiaries of Mafco.

         See "Description of Business -- Reorganization of Marvel and Marvel Holding Companies".

         Information required by this Item 13 as it relates to Marvel, is incorporated by reference from the definitive proxy statement for the 1997 annual meeting of Marvel shareholders, and if such proxy is not so filed, it will be filed as an amendment to Marvel's Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8K

a)       1 and 2        Financial statements and financial statement schedules

                           The Financial Statements and Financial Statements
Schedules and Report of Independent Auditors included in this Report are indexed on page F-1.

            3.          Exhibits

            EXHIBIT     DESCRIPTION

            2.1 Agreement and Plan of Merger, dated as of July 24, 1992 among Fleer Corp., Marvel and M Acquisition Corp. filed as Exhibit (c)(1) to Registrant's Tender Offer Statement on Schedule 14D-1 filed with the Securities and Exchange Commission on July 28, 1992, as amended (the " Fleer Schedule 14D-1") and incorporated herein by reference.

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

            4.4 Fourth Amendment, dated as of May 12, 1994 to the Credit and Guarantee Agreement, dated as of September 17, 1992, as amended, among Marvel, Fleer, the financial institutions parties thereto and Chemical Bank, as administrative agent (incorporated by reference to Marvel's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

            4.5 Credit Agreement dated as of July 20, 1994 among Marvel IV Holdings Inc., the banks named therein and Citibank, N.A. and related schedules (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 ("the 1994 10Q")).

            4.6 First Amendment dated as of March 10, 1995 to Credit Agreement dated as of July 20, 1994 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 (the "1995 10Q")).

            4.7 Amended and Restated Agreement dated as of June 29, 1995 among Marvel IV Holdings Inc., the banks named therein and Citibank N.A. as agent and related agreements (incorporated by reference to the 1995 10Q)

            4.8 Second Amended and Restated Credit Agreement dated as December 15, 1995 among Marvel IV Holdings Inc., the banks named therein and Citibank, N.A., as agents (incorporated by reference to Andrews Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10- K")).

            4.9 First Amendment to the Second Amended and Restated Credit Agreement dated as of January 9, 1996 (incorporated by reference to the 1995 10-K).

            4.10 Second Amendment to the Second Amended and Restated Credit Agreement dated as of January 24, 1996 (incorporated by reference to the 1995 10-K).

            4.11 Third Amendment to the Second Amended and Restated Credit Agreement dated as of April 9, 1996 (incorporated by reference to Exhibit 4.45 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1996).

            4.12 Third Amended and Restated Credit Agreement dated as of June 3, 1996 among Marvel IV Holdings Inc., the financial institutions and issuing bank named therein, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1996).

            4.13 First Amendment, dated as of September 9, 1996, to the Third Amended and Restated Credit Agreement, dated as of June 3, 1996, by and among Marvel IV Holdings Inc., the financial institutions and issuing bank named therein, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (the "1996 10-Q")).

            10.1 Formation and Contribution Agreement dated as of March 19, 1993, among Toy Biz, Inc., Isaac Perlmutter, Isaac Perlmutter T.A., the registrant, Avi Arad and Toy Biz Acquisition, Inc., as amended as of March 31, 1993, and April 30, 1993, incorporated by reference to Exhibit
                        10.29 to the registrant's Form 10-Q for the quarterly period ended March 31, 1993.

            10.2 Distribution Agreement dated as of September 1, 1993, between Curtis Circulation Company and Marvel (incorporated by reference to Marvel's 1993 10-K).

            10.3 Marketing and Distribution Agreement dated November 1, 1989 between Publishers Group West Incorporated and Marvel (incorporated by reference to Exhibit 10.5 to Marvel's 1991 Registration Statement on Form S-1 (file No. 33-40574)).

            10.4 Agreement dated November 9, 1994, between Time Distribution Services and Fleer Corp. (incorporated by reference to Exhibit 10.7 to Marvel's 1994 Form 10-K). Confidential treatment has been granted for portions of this document.

            10.5        Lease dated as of July 1, 1986, between 387 P.A.S.
                        Enterprises and Cadence Industries Corporation (9th floor) (incorporated by reference to Exhibit 10.7 to Marvel's 1991 Registration Statement).

            10.6 Lease Modification and Extension Agreement dated as of July 1, 1991, between 387 P.A.S. Enterprises and Marvel (9th, 10th, 11th and 12th floors) (incorporated by reference to Exhibit 10.9 to Marvel's 1991 Form 10-K).

            10.7 Sublease dated September 13, 1991 between American Banker Bond Buyer and Marvel (12th floor) (incorporated by reference to Exhibit 10.10 to Marvel's 1991 Form 10-K).

            10.8 Andrews Group Incorporated Savings and Investment Plan (incorporated by reference to Exhibit 10.9 to Marvel's 1991 Registration Statement).

            10.9        First Amendment to the Marvel Entertainment Group, Inc.
                        1991 Stock Option Plan (incorporated by reference to
                        Exhibit 4.2 to the Marvel's Registration Statement on Form S-8 (File No. 33-63892)).

            10.10 Services Agreement dated as of July 22, 1991, among Marvel, MacAndrews and Andrews (incorporated by reference to Exhibit 10.13 to the 1991 Marvel Form 10-K).

            10.11 Tax Indemnification Agreement dated as of July 22, 1991, between Marvel and Mafco (incorporated by reference to Exhibit 10.14 to the 1991 Marvel Form 10-K).

            10.12 Tax Sharing Agreement dated as of May 18, 1993, among Marvel, certain of its subsidiaries and Mafco (incorporated by reference to Exhibit 10.32 to the Marvel (Parent) Holdings Inc. Registration Statement on Form S-1)

            10.13 Amended and Restated Tax Sharing Agreement dated as of January 1, 1994, between Mafco, Marvel III, Marvel and certain subsidiaries of Marvel (incorporated by reference to Exhibit 10.15 to the 1993 Marvel Form 10-K).

            10.14 Stock Purchase Agreement dated as of July 1, 1993, between Marvel Holdings Inc. and the Marvel (incorporated by reference to Exhibit 10.16 to the 1993 Marvel Form 10-K).

            10.15 Term Sheet for License Agreement dated January 25, 1995, between Major League Baseball Properties, Inc. and Fleer Corp. (incorporated by reference to the 1994 Marvel 10-K).

            10.16 License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. (incorporated by reference to the 1994 Marvel 10-K).

            10.17 Amendment dated February 7, 1996, to License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. Confidential treatment has been granted for portions of this document (incorporated by reference to Exhibit 10.3 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q).

            10.18 Retail Product License Agreement dated July 21, 1995, between NBA Properties, Inc. and Marvel. Confidential treatment has been granted for portions of this document (incorporated by reference to Exhibit 10.4 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q).

            10.19 License Agreement dated June 30, 1995, between SkyBox International Inc. and National Football League Players Incorporated, as amended June 30, 1995. Confidential treatment has been granted for portions of this document (incorporated by reference to Exhibit 10.5 to the September 30, 1996 Marvel Quarterly Report on Form 10-Q).

            10.20 Employment agreement, dated as of January 1, 1993, by and between Andrews Group and William C. Bevins, Jr. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K")).

            10.21 Employment agreement, dated as of August 1, 1993, by and between Andrews Group and Terry C. Bridges (incorporated by reference to the 1993 10-K).

            10.22 Employment agreement, dated as of November 15, 1993, by and between Andrews and Joseph P. Page (incorporated by reference to the 1993 10-K).

            10.23 Employment agreement, dated as of June 1, 1993, by and between Andrews and Bill Kerstetter (incorporated by reference to the 1993 10-K).

            10.24 Employment agreement, dated as of October 28, 1993, by and between Andrews and Paul E. Shapiro (incorporated by reference to the 1993 10-K).

            10.25 Employment agreement dated as of April 20, 1994, by and between Andrews and Michael H. Diamond (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ("the 1994 10-K").

            10.26 Employment agreement dated as of December 15, 1994, by and between Andrews and Arthur H. Bilger (incorporated by reference to Andrews 1994 10-K).

            10.27 Employment Agreement dated as of August 1, 1995, between Marvel and Jeffrey L. Kaplan (incorporated by reference to the Marvel 1995 10-K).

            10.28 Employment Agreement dated as of January 26, 1996, between Marvel and Scott C. Marden (incorporated by reference to Marvel's 1996 10-K).

            10.29 Employment Agreement dated as of August 13, 1996, between Marvel and David J. Schreff (incorporated by reference to Exhibit 10.2 to the Marvel 1996 Third Quarter 10-Q).

            10.30 Employment Agreement dated as of October 21, 1996, between AGI Management Corp. and Scott M. Sassa (incorporated by reference to the 1996 10-Q).

            10.31 Joint Venture Agreement dated December 9, 1994, between Marvel Restaurants and EBCO Management, Inc. (incorporated by reference to Exhibit 10.45 to the Marvel 1994 10-K). Confidential treatment has been granted for portions of this document.

            10.32 Amended and Restated Credit and Guarantee Agreement dated as of August 30, 1994, among Marvel, Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent. (incorporated by reference to Exhibit 10.49 to the Marvel Form 8-K filed September 15, 1994 (the "1994 Marvel August 8-K") and Exhibit 10.50 to the 1994 Marvel August 8-K).

            10.33 Term Loan and Guarantee Agreement dated as of August 30, 1994, among Marvel Comics Italia S.r.1., Marvel and Instituto Bancario San Paolo Di Torino, S.p.A. (incorporated by reference to Exhibit 10.50 to the 1994 Marvel August 8-K).

            10.34 Participation Agreement dated as of August 30, 1994, among Instituto Bancario San Paolo Di Torino, S.p.A., New York Limited Branch, as Italian Lender, Chemical Bank, as Administrative Agent, and the financial institutions signatory thereto, as Participants. (incorporated by reference to Exhibit 10.51 to the 1994 Marvel August 8-K).

            10.35 Credit and Guarantee Agreement dated as of April 24, 1995, by and among Marvel, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit
                        (b)(3) to the Final Amendment to the Marvel 1995
                        Schedule 14D-1.

            10.36 First Amendment dated as of November 22, 1994, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit
                        10.4 to the Form 8-K of Marvel Entertainment Group, Inc. filed May 11, 1995.

            10.37 Second Amendment dated as of April 24, 1995, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto (incorporated by reference to Exhibit
                        10.5 to the Form 8-K of Marvel Entertainment Group, Inc. filed May 11, 1995.

            10.38 Consent Number 1 dated as of February 9, 1996, to the Marvel's Credit Agreements with Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto (incorporated by reference to the Marvel 1995 10-K).

            10.39 Third Amendment dated as of March 1, 1996, to the Amended and Restated Credit and Guarantee Agreement by and among Marvel, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto (incorporated by reference to the Marvel 1995 10-K.).

            10.40 Consent Number 2 and First Amendment dated as of March 1, 1996, to the Credit and Guarantee Agreement among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent (incorporated by reference to the Marvel 1995 10-K.).

            10.41 Consent Number Three dated as of June 30, 1996 to the Credit and Guarantee Agreement among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent (incorporated by reference to Exhibit 10.1 to Marvel's 1996 Second Quarter 10-Q).

            10.42 Consent Number Two and Fourth Amendment, dated as of June 30, 1996, to the Amended and Restated Credit and Guarantee Agreement, by and among Marvel, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly named Chemical Bank) (incorporated by reference to Exhibit
                        10.2 to the Marvel 1996 Second Quarter 10-Q).

            10.43 Line of Credit, dated as of March 27, 1996 between Fleer Corp. and The Chase Manhattan Bank (formerly named Chemical Bank). (incorporated by reference to
                        Exhibit 10.3 to the Marvel 1996 Second Quarter 10-Q).

            10.44 Consent, dated as of September 24, 1996 to the (a) Participation Agreement, dated as of August 30,1994, among Instituto Bancario San Paolo Di Torino, S. p. A., New York Limited Branch ("San Paolo"), the financial institutions party thereto and The Chase Manhattan Bank (formerly named Chemical Bank), as administrative agent and (b) the Term Loan and Guarantee Agreement among Panini S. p. A. (formerly named Marvel Comics Italia S.
                        r. L.), Marvel Entertainment Group, Inc. and San Paolo (incorporated by reference to Exhibit 10.1 to the Marvel 1996 Third Quarter 10-Q).

            10.45 Standstill Agreement and Amendment dated as of December 20, 1996 among the signatories thereto (incorporated by reference to Exhibit 10.38 to the Marvel 1996 Form 10-K).

            10.46 Consent Number Four and Second Amendment dated as of November 25, 1996, to the Credit and Guarantee Agreement among Marvel, Fleer Corp., the banks and other financial institutions, from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent (incorporated by reference to Exhibit 10.39 to the Marvel 1996 Form 10-K).

            10.47 Waiver Number One or Fifth Amendment, dated as of November 25, 1996, to the Amended and Restated Credit and Guarantee Agreement among Marvel, Fleer Corp., the banks and other financial institutions from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent (incorporated by reference to Exhibit 10.40 to the Marvel 1996 Form 10-K).

            10.48 Revolving Credit and Guaranty Agreement, dated as of December 27, 1996, among Marvel, certain subsidiaries of Marvel Entertainment Group, Inc., the banks party thereto and The Chase Manhattan Bank, as agent (incorporated by reference to Exhibit 10.41 to the Marvel 1996 Form 10-K).

            10.49 First Amendment to Revolving Credit and Guaranty Agreement, dated as of January 24, 1997 among Marvel, certain subsidiaries of Marvel, the banks party thereto and The Chase Manhattan Bank, as agent (incorporated by reference to Exhibit 10.42 to the Marvel 1996 Form 10-K).

            10.50 Second Amendment to Revolving Credit and Guaranty Agreement, dated as of February 11, 1997, among Marvel, certain subsidiaries of Marvel Entertainment Group, Inc., the banks party thereto and The Chase Manhattan Bank, as agent (incorporated by reference to Exhibit
                        10.43 to the Marvel 1996 Form 10-K).

            10.51 License Agreement dated April 30, 1993, by and between Toy Biz, Inc. and Marvel, as amended December 1, 1994 (incorporated by reference to Exhibit 10.9 to the Toy Biz 1995 Registration Statement).

            10.52 Amendment dated November 22, 1995, to the License Agreement dated April 30, 1993, as amended, between Toy Biz and Marvel (incorporated by reference to Exhibit
                        10.48 to the Marvel 1996 Form 10-K).

            10.53 Amendment dated February, 1995, to the License Agreement dated August 30, 1993, as amended, between Toy Biz and Marvel (incorporated by reference to Exhibit 10.9(b) to the Toy Biz 1995 Registration Statement).

            10.54 License Agreement dated July 1, 1994, between Toy Biz and Marvel (incorporated by reference to Exhibit 10.12 to the Toy Biz 1995 Registration Statement).

            10.55* Fourth Amended and Restated Revolving Credit Agreement and Term Credit Agreement, dated as of December 16, 1996 among Marvel IV Holdings Inc., the financial institutions and the initial issuing bank named therein and Citibank, N.A. as agent and related agreements (incorporated by reference to the Andrews Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")).

            10.56* Fifth Amended and Restated Revolving Credit Agreement and Amended and Restated Term Credit Agreement, dated as of March 20, 1997 among Mafco Finance Corp. (formerly known as Marvel IV Holdings Inc.), the financial institutions and the initial issuing bank named therein and Citibank, N.A. as agent and related agreements (incorporated by reference to the 1996 10-K).

            10.57* First Amendment dated as of January 1, 1997 to Employment Agreement dated October 28, 1993, between Andrews and Paul E. Shapiro.

            21*         List of Subsidiaries

            24* Powers of Attorney executed by Messrs. Perelman, Gittis, Drapkin, Slovin and Bevins.

            27*         Financial Data Schedule

            *           Filed with this report

b)       Reports on Form 8-K during the fourth quarter of 1996
         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANDREWS GROUP INCORPORATED
                                                       (Registrant)




                                         By:/s/ William C. Bevins
                                         -------------------------------------
                                         William C. Bevins, Jr.
                                         President and Chief Executive Officer


                                         By:/s/ Joseph P. Page
                                         -------------------------------------
                                         Joseph P. Page
                                         Executive Vice President and
                                         Chief Financial Officer


                                         By:/s/ Laurence Winoker
                                         -------------------------------------
                                         Laurence Winoker
                                         Vice President and Controller
                                         (Chief Accounting Officer)
Dated:  April 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on April 15, 1997 in the capacities indicated.


                                         By:    Ronald O. Perelman *
                                             --------------------------------
                                                    Ronald O. Perelman
                                                              Director


                                         By:  William C. Bevins, Jr. *
                                            --------------------------------
                                                William C. Bevins, Jr.
                                                              Director


                                         By: Donald G. Drapkin *
                                            --------------------------------
                                                     Donald G. Drapkin
                                                              Director


                                         By: Howard Gittis *
                                             --------------------------------
                                                        Howard Gittis
                                                              Director


                                         By: Bruce Slovin *
                                                          Bruce Slovin
                                             --------------------------------
                                                             Director




Date: April 15, 1997


         *The undersigned by signing his name hereto does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to the Annual Report.


                                       By:/s/ Laurence Winoker
                                            --------------------------------
                                              Laurence Winoker

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                           --------------------------

                     ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1996



         The following consolidated financial statements of Andrews Group Incorporated and Subsidiaries are included in Item 8:

                                                                         Pages

Report of Independent Auditors ...........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..............F-3

Consolidated Statements of Operations
   for the years ended December 31, 1996, 1995 and 1994...................F-4

Consolidated Statements of Stockholder's Deficit
   for the years ended December 31, 1996, 1995 and 1994...................F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1996, 1995 and 1994...................F-6

Notes to Consolidated Financial Statements................................F-8

         The following financial statement schedules of Andrews Group Incorporated is included in Item 14(d):

   Schedule I - Condensed Financial Information of Registrant............F-46

   Schedule II- Valuation and Qualifying Accounts........................F-49


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Andrews Group Incorporated



We have audited the accompanying consolidated balance sheets of Andrews Group Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrews Group Incorporated and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                              Ernst & Young LLP


New York, New York
March 28, 1997

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                     --------------------------------------
                                                                                           1996                 1995
                                                                                     -----------------    -----------------
                                    ASSETS
Cash                                                                                 $           25.6     $           55.7
Accounts receivables, net                                                                       229.1                236.7
Inventories, net                                                                                 78.1                 82.4
Deferred taxes                                                                                  181.6                 50.8
Prepaid expenses and other                                                                       61.7                 68.3
                                                                                     -----------------    ----------------
   Total current assets                                                                         576.1                493.9

Property, plant and equipment, net                                                               99.6                 77.6
Goodwill and other intangibles, net                                                             317.6                912.8
Loans to affiliate                                                                              247.6                441.0
Other assets                                                                                     90.7                109.4
                                                                                     -----------------    ----------------
                                                                                     $        1,331.6     $        2,034.7
                                                                                     =================    ================

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-term debt                                                 $           43.6     $           59.5
   Short-term borrowings                                                                         47.3                 13.3
   Accounts payable                                                                              98.5                104.8
   Accrued expenses                                                                             193.6                217.8
   Net liabilities held for sale                                                                 43.1                 52.7
   Liabilities subject to settlement under reorganization                                        20.0                    -
                                                                                     -----------------    ----------------
    Total current liabilities                                                                   446.1                448.1

Long-term debt                                                                                  407.8              1,667.3
Indebtedness to affiliates                                                                      297.8                307.1
Liabilities subject to settlement under reorganization                                        1,293.7                    -
Other liabilities                                                                                24.0                 67.2
Minority interest                                                                               100.6                113.8
Redeemable preferred stock of subsidiaries                                                        5.1                  5.1

Commitments and contingencies

Stockholder's deficit:
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding                                                              -                    -
   Additional paid-in-capital                                                                    40.7                 40.2
   Accumulated deficit                                                                       (1,284.2)              (614.5)
   Cumulative translation adjustment                                                                -                  0.4
                                                                                     -----------------    ----------------
      Total stockholder's deficit                                                            (1,243.5)              (573.9)
                                                                                     -----------------    ----------------
                                                                                     $        1,331.6     $        2,034.7
                                                                                     =================    ================


                See notes to consolidated financial statements.

                          ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (DOLLARS IN MILLIONS)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                  1996            1995             1994
                                                                            --------------  --------------   -------------
Net revenues                                                                 $      745.5   $       828.9    $      514.8
Operating expenses:
   Direct costs                                                                     536.4           533.3           273.4
   Selling, general and administrative expenses                                     289.9           262.1           127.8
Amortization and write-down of goodwill and intangibles                             617.6            30.9            23.3
Restructuring                                                                        15.8            25.0               -
                                                                            --------------  --------------   ------------
Operating (loss) income                                                            (714.2)          (22.4)           90.3
                                                                            --------------  --------------   ------------

Other (expense) income:
   Interest expense                                                                (199.8)         (184.6)         (122.6)
   Interest and net investment income                                                58.6            37.6            10.1
   Gain on sale of business interests, net                                           22.0            14.3               -
   Amortization of debt issuance costs and other                                    (13.5)           (9.0)           (4.5)
                                                                            --------------  --------------   ------------
                                                                                   (132.7)         (141.7)         (117.0)
                                                                            --------------  --------------   ------------

Loss from continuing operations before income taxes, minority interest and
  equity in net income of investees                                                (846.9)         (164.1)          (26.7)
Benefit (provision) for income taxes                                                149.6            (5.8)          (30.6)
Minority interest in loss (income) of subsidiaries                                   32.3            (7.3)          (12.2)
Equity in net (loss) income of investees                                             (1.2)            1.7            11.9
                                                                            --------------  --------------   -------------
Loss from continuing operations                                                    (666.2)         (175.5)          (57.6)

Discontinued operations:
(Loss) income from discontinued operations, net of taxes
   and minority interest                                                            (39.9)          (60.1)           43.9
Gain on disposal of discontinued operations, net of taxes
   and minority interest                                                             43.4               -               -
                                                                            --------------  --------------   -------------
Income (loss) from discontinued operations                                            3.5           (60.1)           43.9

Loss before extraordinary item                                                     (662.7)         (235.6)          (13.7)
Extraordinary item, net of taxes                                                     (7.0)           (3.3)              -
                                                                            --------------  --------------   -------------
Net loss                                                                    $      (669.7)  $      (238.9)     $    (13.7)
                                                                            ==============  ==============   =============


                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                             (DOLLARS IN MILLIONS)

                                                                ADDITIONAL                        CUMULATIVE
                                                 COMMON           PAID-IN       ACCUMULATED       TRANSLATION
                                                  STOCK           CAPITAL         DEFICIT         ADJUSTMENT         TOTAL
                                              --------------   --------------  ---------------   --------------  --------------
   Balance, December 31, 1993                 $       -        $         8.2   $       (361.9)   $        (1.0)  $      (354.7)

       Currency translation adjustment                                                                    (0.2)           (0.2)
       Net loss                                                                         (13.7)                           (13.7)
       Contributions, net                                                1.5                                               1.5
       Effect of exercise of stock
         options of Marvel                                              22.9                                              22.9
                                              --------------   --------------  ---------------   --------------  --------------
    Balance, December 31, 1994                            -             32.6           (375.6)            (1.2)         (344.2)

       Currency translation adjustment                                                                     1.6             1.6
       Net loss                                                                        (238.9)                          (238.9)
       Contributions, net                                                0.8                                               0.8

       Effect of exercise of stock
         options of Marvel                                               6.8                                               6.8
                                              --------------   --------------  ---------------   --------------  --------------

    Balance, December 31, 1995                            -             40.2           (614.5)             0.4          (573.9)

       Currency translation adjustment                                                                    (0.4)           (0.4)
       Net loss                                                                        (669.7)                          (669.7)
       Effect of exercise of stock
         options of Marvel                                               0.5                                               0.5
                                              --------------   --------------  ---------------   --------------  --------------

    Balance, December 31, 1996                $           -    $        40.7   $     (1,284.2)   $         0.0   $    (1,243.5)
                                              ==============   ==============  ===============   ==============  ==============



                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    1996        1995        1994
                                                                 ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        ($669.7)    ($238.9)     ($13.7)
                                                                 ----------  ----------  ----------
   Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                                  655.6        60.0        32.8
      Loss (income) from discontinued operations, net                 39.9        60.1      (43.9)
      Gain on disposal of discontinued operations, net               (43.4)          -           -
      Amortization of debt discount                                   72.3        64.5        57.4
      Undistributed earnings of investees                              1.2        (1.7)      (11.9)
      Minority interest in (loss) earnings of subsidiaries           (32.3)        7.3        12.2
      Distribution from unconsolidated subsidiary                        -         3.0           -
      Gain on sale of business interests, net                        (22.0)      (14.3)          -
      Extraordinary item                                               7.0         3.3           -
      Net (benefit) provison for deferred taxes                     (161.7)       (4.8)        6.0
   Changes in assets and liabilities, net of effects of
      acquisitions, dispositions and previously unconsolidated
      subsidiaries
         Decrease (increase) in assets                                13.6       (31.2)     (115.0)
         Increase in net liabilities held for sale and other
           liabilities                                                 5.3        42.0       199.7
                                                                 ----------  ----------  ----------
                                                                     535.5       188.2       137.3
                                                                 ----------  ----------  ----------
   Net cash flows from operating activities                         (134.2)      (50.7)      123.6
                                                                 ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of SkyBox, net of cash acquired                           -      (162.5)          -
   Acquisition of Panini Group, net of cash acquired                     -        (0.2)     (133.2)
   Net proceeds from sale of Marvel investment in Toy Biz             35.7           -           -
   Purchase of Marvel common stock                                       -        (8.2)      (21.5)
   Loans to affiliates, net                                          193.3      (216.4)     (224.6)
   Capital expenditures                                              (57.2)      (48.6)      (11.5)
   Other acquisitions and investments                                 (3.3)      (16.4)      (20.7)
                                                                 ----------  ----------  ----------
   Net cash flows from investing activities                          168.5      (452.3)     (411.5)
                                                                 ----------  ----------  ----------

                                  (Continued)

                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                   (Continued)

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    1996        1995        1994
                                                                 ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                      277.6       422.2       502.5
   Repayment and repurchases of debt                                (324.9)      (74.5)      (11.5)
   Issuance of common stock, stock options and warrants                9.8        52.3        22.0
   Loans from affiliates, net                                         (9.3)       152.9    (220.0)
   Debt issuance costs and other, net                                (18.0)      (16.2)       (5.3)
                                                                 ----------  ----------  ----------
   Net cash flows from financing activities                          (64.8)      536.7       287.7
                                                                 ----------  ----------  ----------
Effect of exchange rate changes on cash                                0.4         2.0        (0.6)
Net increase (decrease) in cash                                      (30.1)       35.7        (0.8)
Cash at beginning of the period                                       55.7        20.0        20.8
                                                                 ----------  ----------  ----------
Cash at end of the period                                            $25.6       $55.7       $20.0
                                                                 ==========  ==========  ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid during the period                                   $32.3       $99.8       $35.6
   Taxes (refunded) paid during the period                            (6.1)       15.6         0.2


                See notes to consolidated financial statements.

                   REVLON GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         Andrews Group Incorporated ("Andrews", and together with its subsidiaries, the "Company") is a wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F Holdings") which is a wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). Prior to June 4, 1990, the Company was a 57% owned subsidiary of M&F Holdings. On June 4, 1990, a wholly-owned subsidiary of M&F Holdings merged with and into the Company, and the Company became a wholly-owned subsidiary of M&F Holdings (the "Andrews Merger").

         At December 31, 1996, Andrews had a 79% ownership interest in Marvel Entertainment Group, Inc. ("Marvel") and a 41% ownership interest (86% voting interest) in New World Communications Group Incorporated ("NWCG"), assuming conversion of the then-outstanding NWCG Series B Preferred Stock. Through Marvel, the Company operates in the youth entertainment business. Until the NWCG Disposition in January 1997, the Company owned NWCG which operated in the television broadcasting and production and distribution businesses (the "broadcasting business").

         The Company's financial statements reflect for all periods presented, Marvel and the Marvel Holding Companies on a consolidated basis. As more fully described in Note 4, Marvel and the Marvel Holding Companies filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, it is uncertain as to whether Andrews will continue to control a voting majority of Marvel and the Marvel Holding Companies. The financial statements continue to consolidate these entities until resolution of such matters.

         As a result of the NWCG Disposition (see note 3), the Company's financial statements reflect for all periods presented, the net liabilities and results of operations of the Company's broadcasting business as net liabilities held for disposition and discontinued operations, respectively. The results of operations of the broadcasting business are included in loss from discontinued operations through September 24, 1996, the measurement date. The results of operations of NWCG's San Diego Station from September 24, 1996 through the date of sale of such station in November 1996, and the gain on sale of NWCG's San Diego and Birmingham stations, is included in gain on disposal of discontinued operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of provisions for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. Subscription revenues generally are collected in advance for a one year subscription and are deferred and recognized as income on a pro-rata basis over the subscription period. Income from licensing of characters owned by Marvel is recorded at the time characters are available to the licensee and collection is reasonably assured. Receivables due more than one year beyond the balance sheet date are discounted to their present value.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

ADVERTISING EXPENSE

         Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected sales method during interim periods. Advertising expense was $69.0, $69.2, and $38.5 in 1996, 1995, and 1994, respectively. The amount of advertising costs included in prepaid expenses and other as of December 31, 1996 and 1995 was $2.2 and $2.8, respectively.

ROYALTIES

         Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are generally expensed as incurred based on sales of related products.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, doubtful accounts, the realizability of inventories, goodwill and other intangible asset impairment, income taxes and pro forma information related to stock options.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out
(FIFO)) or market.

PROPERTY, PLANT AND EQUIPMENT

         All expenditures for additions and improvements to property, plant and equipment are capitalized and normal repairs and maintenance are charged to expense as incurred. Construction-in-progress principally includes machinery and equipment being constructed for the Company by outside vendors under contract.

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles, except goodwill related to the trading card business, are amortized on the straight-line basis principally over 40 years. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to its estimated fair value.

         During the fourth quarter of 1996, the Company recorded a non-cash write-down to goodwill and other intangibles of approximately $581.7. Remaining goodwill associated with Marvel's trading cards operations is approximately $110.0, which will be amortized on a straight line basis over 15 years. See
Note 15.

INCOME TAXES

         The Company computes income taxes under the liability method. Under the liability method, deferred income taxes are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

DEFERRED CHARGES

         Deferred charges and other includes deferred debt issue costs, which are mainly costs associated with the Company's credit facilities that are amortized over the remaining term of the related agreements.

TRANSLATION OF FOREIGN CURRENCIES

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of subsidiaries are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates are included in the cumulative translation adjustment account in stockholder's deficit. Transaction adjustments arising from the use of differing exchange rates, including intercompany account balances, are included in net income.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       NWCG DISPOSITION

         On January 22, 1997 (the "NWCG Merger Date"), a special meeting (the "Special Meeting") of stockholders of NWCG was held. At the Special Meeting, the Agreement and Plan of Merger dated as of September 24, 1996 (the "NWCG Merger Agreement"), by and among NWCG, The News Corporation Limited, a South Australian corporation ("News Corp."), Fox Television Stations, Inc., a Delaware

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

corporation in which News Corp. has an indirect interest ("Fox"), and Fox Acquisition Co., Inc., a Delaware corporation and a wholly-owned subsidiary of Fox ("Merger Sub"), was approved. Immediately following the Special Meeting, the transactions contemplated by the NWCG Merger Agreement were consummated, including the merger of Merger Sub with and into NWCG and a stock purchase pursuant to the Stock Purchase Agreement dated as of September 24, 1996 (the "NWCG Stock Purchase Agreement"), by and among News Corp., Fox and NWCG (Parent) Holdings Corporation ("NWCG Parent") (the transactions contemplated by the NWCG Merger Agreement and the NWCG Stock Purchase Agreement, collectively, the "NWCG Merger").

         Pursuant to the NWCG Stock Purchase Agreement, Fox purchased (the "NWCG Disposition") from NWCG Parent 2,682,236 shares of common stock of NWCG owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings Corporation ("NWCG Holdings"). The consideration for such purchase was
1.45 American Depositary Shares of News Corp. ("ADSs"), each of which represents four fully paid and non-assessable Preferred Limited Voting Ordinary Shares, par value A$.50 per share, of News Corp., for each share of common stock of NWCG directly or indirectly acquired by Fox pursuant to the NWCG Stock Purchase Agreement, with the aggregate number of ADSs issued to NWCG Parent reduced to an amount which approximated the accreted amount of the NWCG Holdings Senior Secured Discount Notes due 1999 (the "Discount Notes") outstanding at the effective time of the NWCG Merger. In addition, in connection with the NWCG Disposition, Fox agreed to assume an aggregate of $46.2 principal amount of debt of Four Star Holdings Inc. ("Four Star Holdings").

         In connection with the NWCG Merger, the Company received 37,954,211 ADSs (with a market price of $17.625 per ADS on January 22, 1997) and 2,175,000 warrants to purchase ADSs (in exchange for 1,500,000 warrants to purchase shares of NWCG previously held by the Company). The Company expects to record a pre-tax gain in 1997 on the NWCG Disposition of approximately $720. Through March 26, 1997, the Company sold 15,562,300 ADSs for net proceeds of $271.4.

         As a gain on the NWCG Disposition, net of transaction costs and estimated results of operations during the phase-out period, is expected, the net gain will be recognized on the disposal date. Losses of $12.2 for the period from September 24, 1996 through December 31, 1996 have been deferred until the disposal date. Revenues included in discontinued operations in 1996, 1995 and 1994 were $671.5, $605.0 and $396.9, respectively.

4.       CHAPTER 11 REORGANIZATION OF MARVEL AND MARVEL HOLDING COMPANIES

         Although Marvel's consolidated net revenues have increased through 1995 as a result of diversification into lines of business other than comic book publishing, certain significant and long-term changes in market conditions associated with Marvel's publishing and trading cards businesses have significantly and adversely affected Marvel's net revenues and operating results in recent periods.

         Marvel experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Marvel Credit Agreements (as defined below, see Note 6) beginning in the Fall of 1996. Marvel commenced discussions in the Fall of 1996 with Andrews regarding an equity infusion in order to provide for Marvel's cash requirements and with The Chase

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Manhattan Bank, agent bank for the Marvel Credit Agreements, regarding a restructuring of the Marvel Credit Agreements.

         On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"); SkyBox International, Inc. ("SkyBox"); Marvel Characters, Inc.; Heroes World Distribution, Inc. ("Heroes World"); The Asher Candy Company; Malibu Comics Entertainment, Inc. ("Malibu"); Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies"), filed petitions for relief and a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below) and Toy Biz, Inc. ("Toy Biz") all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

         A Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews and Marvel, Andrews, or an affiliate thereof, would acquire from Marvel a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews, shares of class A common stock, par value $.01 per share of Toy Biz (the "Class A Common Stock") or a combination of the foregoing (the "Andrews Investment"). The Plan contemplated that in connection with the Andrews Investment, Marvel would acquire the Class A Common Stock not owned by Marvel, Andrews or their affiliates pursuant to a Merger Agreement between Andrews and Toy Biz and Stock Purchase Agreements with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 credit facility at Toy Biz to be used for working capital purposes of Marvel, including Toy Biz, and to fund Marvel's strategic initiatives. As of March 27, 1997, Marvel owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B Common Stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. The Plan has since been withdrawn as described below.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to Marvel until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 6.

         On February 12, 1997, the Office of the United States Trustee appointed a committee of equity securityholders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee presently consists of: Barclay's Global Investors, Marty Solomon, Robert A. Della Camera, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         In 1993, Marvel Holdings Inc. ("Marvel Holdings"), an indirect subsidiary of Andrews, issued $517.4 principal amount at maturity of Senior Secured Discount Notes due 1998. In 1993, Marvel (Parent)

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Holdings Inc. ("Parent Holdings"), an indirect subsidiary of Andrews, issued $251.7 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Parent Holdings Notes"). In 1994, Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Parent Holdings, the "Marvel Holding Companies"), an indirect subsidiary of Andrews, issued $125 principal amount of 9-1/8% Senior Secured Notes due 1998 (the "Marvel III Notes"). Marvel Holdings and Parent Holdings have, in the aggregate, pledged 77,302,326 shares of Marvel's common stock to secure such notes (the "Pledged Common Stock"), and an additional approximately 2.9 million shares of Marvel common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings. In addition, Parent Holdings has pledged the common stock of Marvel Holdings, which it owns, to secure the Parent Holding Notes, and Marvel III has pledged the common stock of Parent Holdings, which it owns, to secure the Marvel III Notes (collectively with the Pledged Common Stock, the "Pledged Stock").

         On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' Chapter 11 cases.

         On January 9, 1997, the United States Trustee appointed a committee of creditors holding unsecured claims against the Marvel Holding Companies (the "Creditors Committee") under section 1102(a) of the Bankruptcy Code. The members of the Creditors Committee, as originally appointed, include: The Bank of New York, High River Limited Partnership, Westgate International, L.P., Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         On January 13, 1997, the Creditors Committee filed a motion (the "Stay Relief Motion") in the Marvel Holdings Companies' Chapter 11 cases seeking (i) relief from the automatic stay to permit LaSalle National Bank, as successor indenture trustee (the "Holding Companies' Trustee"), on behalf of the holders of the notes issued by the Marvel Holding Companies, to foreclose upon, and vote, the Pledged Stock and (ii) dismissal of the Marvel Holding Companies' Chapter 11 cases. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, Marvel and the Marvel Holding Companies filed a notice of appeal with respect to such order.

         On March 7, 1997, Andrews exercised its right to terminate the Stock Purchase Agreement with Marvel. On the same date, Andrews informed Toy Biz and the two principal stockholders of Toy Biz that, as a result of the termination of the Andrews Investment, a condition to closing under the Merger Agreement with Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the Stock Purchase Agreement, the Plan has been withdrawn.

         On March 7, 1997, the Creditors Committee indicated that it would make a proposal whereby the holders of Marvel common stock (other than Mafco Holdings and its affiliates) and holders of the notes of the Marvel Holding Companies would make a $365 infusion into Marvel as part of a new Plan of Reorganization through a rights offering that would be backstopped by certain members of the Creditors Committee, including an entity controlled by Carl Icahn (the "Icahn Group") (as subsequently amended, the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

"Committee Proposal"). The Committee Proposal did not specify whether all of the $365 would be added to the equity of Marvel or whether a portion of the proceeds would be used to repay borrowings under the Marvel Credit Agreements, and does not contemplate Toy Biz becoming a wholly-owned subsidiary of Marvel. The Committee Proposal contemplated that prior to confirmation of any plan of reorganization reflecting the Committee Proposal, the current Board of Directors of Marvel would be replaced by designees of the Creditors Committee. Such proposal was subject to further negotiations with Marvel and Marvel's bank lenders, but an agreement with these entities was never reached.

         On March 19, 1997, the Creditors Committee notified Marvel that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel and the Marvel Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of Section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On March 28, 1997, the Creditors Committee also filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

         There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or that if a plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code.

         If Marvel is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for Marvel, including bids for Marvel or parts thereof through an auction process.

         The accompanying consolidated financial statements have been prepared on a going concern basis with respect to Marvel and the Marvel Holding Companies, which assumes continuity of their operations, realization of their assets and liquidation of their liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to Marvel's ability to continue as a going concern.

         Although there can be no assurance, Marvel believes that borrowings under the DIP Loan and internally generated funds will be sufficient to enable the Debtor Companies to meet their consolidated cash requirements, including debt service through the date of maturity of the DIP Loan. The DIP Loan expires April 30, 1997 and the maturity of the DIP Loan may be extended at the option of Marvel to June 30, 1997. As part of the Plan, a group of lenders had committed to lend $160 to Toy

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Biz which could be used by Marvel and its subsidiaries, including Toy Biz to fund working capital and strategic investments and repay borrowings outstanding under the DIP Loan. Such commitments have been terminated as a result of the withdrawal of the Andrews Investment and the Plan. In addition, the DIP Loan is subject to a number of events of default and conditions of borrowings. In the event borrowings under the DIP Loan become due either upon maturity or an event of default prior to a plan of reorganization being confirmed under the Bankruptcy Code and consummated, then the Debtor Companies will have to seek one or more alternatives to provide for their cash requirements (including the repayment of borrowings under the DIP Loan), including seeking alternative debtor-in-possession financing and/or sales of assets and/or sales of one or more of Marvel's businesses. Although there can be no assurance, Marvel believes that its Panini subsidiary should be able to meet its cash requirements, including for debt service and repayment, from permissible advances by Marvel of borrowings under the DIP Loan, local borrowings and internally generated funds. Marvel anticipates that internally generated funds of Toy Biz and borrowings under Toy Biz's credit agreement will be sufficient to enable Toy Biz to meet its cash requirements, including debt service, for the foreseeable future.

         As part of the Chapter 11 process, the Debtor Companies have received a significant amount of proofs of claims. Marvel is currently in the process of reviewing these claims and have found that a majority of these claims are without merit. Although Marvel believes that reserves as of December 31, 1996 are adequate to cover the ultimate liability of these claims, there can be no assurances that these claims will not be settled for amounts in excess of these reserves.

         Because the Marvel Holding Companies have no assets other than common stock of Marvel and/or stock in Marvel Holdings and Parent Holdings, the securityholders of the Marvel Holding Companies will likely receive only their pro rata share of the Pledged Common Stock upon consummation of the Chapter 11 cases.

         In the event the bondholders seize the Pledged Stock, the Company will recognize a substantial non-cash gain estimated at December 31, 1996 to be the book value of the Company's negative investment in the Marvel Holding Companies of approximately $1,060.0 and will have a related tax obligation to its parent in accordance with its tax sharing agreement. To the extent the Marvel liabilities are settled for less than their book value, Marvel may also recognize a non-cash gain.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



         Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be subject to settlement, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at December 31, 1996:

         Total accrued expenses                                      $  20.0
                                                                     -------

         Debt:
             U.S. Term Loan Agreement                                  350.0
             Amended and Restated Credit Agreement                     120.0
             Additional Revolving Credit Facility                       15.0
             Marvel Holdings Notes                                     449.4
             Parent Holdings Notes                                     217.0
             Marvel III Notes                                          125.0
                                                                    --------
             Total debt                                              1,276.4

         Other long-term liabilities                                    17.3
         Total liabilities subject to settlement
           under reorganization                                     $1,313.7
                                                                    ========

         Total bankruptcy reorganization items of $5.5 for the year ended December 31, 1996 include professional charges and other costs typical to those incurred by entities in bankruptcy.

5.       TOY BIZ COMMON STOCK OFFERINGS

         On March 2, 1995, Toy Biz, completed the Toy Biz IPO in which it issued and sold 2,750,000 shares of Class A Common Stock at $18 per share. As part of the Toy Biz IPO, a stockholder sold 700,000 shares of Class A Common Stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by Marvel and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In 1995, Marvel recorded a gain of $14.3 on the Toy Biz IPO in recognition of the net increase in value of Marvel's investment in Toy Biz. In August 1996, Toy Biz sold in an offering 700,000 shares of its Class A Common Stock at a price to the public of $15 per share. As part of the Toy Biz offering, Marvel sold 2.5 million shares of its Toy Biz Class A Common Stock. In the third quarter of 1996, Marvel recorded a gain on the sale of this common stock of approximately $22.0. The net proceeds to Toy Biz and Marvel were approximately $9.3 and $35.7, respectively, after deducting amounts accrued for fees and expenses.

         In conjunction with the Toy Biz IPO, Marvel's equity ownership percentage of Toy Biz decreased to 36.6% and its voting control increased to 85.3% and, as a result of the increase in voting control, the consolidated financial statements of the Company include the result of operations, financial position and cash flows of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method. As a result of Marvel's sale of Class A Common Stock of Toy Biz in August 1996, Marvel's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         In connection with the Toy Biz IPO, Marvel, Mr. Perlmutter, certain affiliates of Mr. Perlmutter, Mr. Arad and Toy Biz entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement provides that , upon a change of control of Marvel, Marvel is obligated to convert its shares of Class B Common Stock into Class A Common Stock, unless Mr. Perlmutter and Mr. Arad consent to such shares remaining Class B Common Stock. In such an event the Company would cease to account for Toy Biz as a consolidated subsidiary.

6.       SHORT-TERM BORROWINGS AND DEBT

SHORT-TERM BORROWINGS

         Under credit arrangements for short-term borrowings arranged with a group of banks, Panini may borrow up to Italian Lire 69.5 billion (approximately $45.4 based on exchange rates at December 31, 1996) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed annually for renewal. At December 31, 1996, the unused portion of the credit lines was Italian Lire
12.4 billion (approximately $8.1 based on exchange rates at December 31, 1996). The weighted average interest rate on short-term borrowings as of December 31, 1996 was 6.3%.

         Marvel experienced significant operating losses during 1995 and 1996 and failed to satisfy certain financial covenants contained in the Marvel Credit Agreements (as defined below). In addition, the filing of petitions for relief and a plan of reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court by the Debtor Companies is an event of default under the Marvel Credit Agreements (as defined below).

         At the time that the Debtor Companies commenced their reorganization cases, they anticipated that their financing needs would be satisfied through a working capital facility extended by a group of financial institutions. Prior to the Petition Date (December 27, 1996), the Debtor Companies undertook to arrange such financing through different financial institutions and selected Chase Securities Inc. to arrange such financing. No principal payments on the pre-petition debt of the Debtor Companies will be made without the approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms has been confirmed. The Debtor Companies received approval from the Bankruptcy Court to pay, on time and in full, interest on the pre-petition debt of the Debtor Companies calculated at the applicable non-default rate or rates provided for pursuant to the Marvel Credit Agreements (as defined below).

         On the Petition Date, the Bankruptcy Court approved the DIP Loan dated as of December 27, 1996, among Marvel, as borrower, the other Debtor Companies, as guarantors, and The Chase Manhattan Bank, as lender, on an interim basis and authorized Marvel to borrow up to $20 thereunder based upon the anticipated cash needs of Marvel for a specified period pending a final hearing thereon.

         On January 24, 1997, the Bankruptcy Court entered an order (the "DIP Order") approving the DIP Loan, as amended by the parties thereto to incorporate resolutions to issues articulated by the Bankruptcy Court at the final hearing to consider approval of the DIP Loan. The DIP Order authorized Marvel to incur obligations under the DIP Loan not exceeding the commitment amount of $100. The DIP Loan is scheduled

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

to expire 120 days from the Petition Date (extendible at Marvel's option in the absence of default) and the date of the occurrence of certain specified events.

         The liens securing the DIP Loan prime the liens securing the Marvel Credit Agreements (as defined below). The DIP Loan is necessary to the successful prosecution of the reorganization cases and confirmation of a plan of reorganization. Loans under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate rounded upwards to the next 1/16 of 1% (as defined in the DIP Loan) , or Alternate Base Rate (as defined in the DIP
Loan) plus the Applicable Margin of 2 1/2% with respect to Eurodollar Loans and 1 1/2% with respect to Alternate Base Rate loans. The interest rate on Alternate Base Rate Loans at December 31, 1996, was 9.75%. Interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, and interest on Alternate Base Rate Loans is payable monthly in arrears. As of December 31, 1996, $10.0 was borrowed under this facility. At March 28, 1997, amounts available to borrow under this facility, net of amounts reserved under letters of credit, were $43.1.

         In connection with the Marvel Credit Agreements, each of the Debtor Companies executed security agreements and other collateral documents under which such Debtor Companies granted the lenders under the Marvel Credit Agreements security interests, liens, and mortgages in all or substantially all of their respective properties and interests in property as collateral security for the payment and performance of the obligations owing to such lenders. As at the Petition Date, such lenders asserted liens against, and claimed an entitlement to adequate protection of their liens on such properties and interest in property.

         The DIP Loan includes various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, making investments, except for certain limited exceptions, including for Marvel's strategic initiatives, and making dividend, redemption and certain other payments on its capital stock. The DIP Loan also contains certain customary financial covenants and events of default for financing of this type, including a change of control covenant and an event of default if the royalty free license from Marvel to Toy Biz is rejected in Marvel's bankruptcy proceedings.

         In connection with approval of the DIP Loan and entry of the DIP Order, the Debtor Companies consented to a grant of adequate protection to the holders of Senior Secured Claims (as defined in the DIP Orders) in consideration for the right to use cash collateral and obtain post-petition financing under sections 363 and 364 of the Bankruptcy Code. Under the DIP Order, the holders of Senior Secured Claims were granted the following consideration as adequate protection to the extent of any diminution in the value of their collateral: (i) a priority claim as contemplated by section 507(b) of the Bankruptcy Code, (ii) periodic cash payments in an amount equal to current interest at the applicable non-default rate or rates provided for pursuant to the Credit Agreements and accrued letter of credit fees calculated at the rate or rates provided for in the Credit Agreements, and (iii) a lien on the properties and interests in property of Marvel and the guarantors of the Credit Agreements (including the capital stock of Toy Biz owned by Marvel), which lien shall have a priority junior to the priming and other liens to be granted in favor of The Chase Manhattan Bank under the DIP Loan.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Debt consist of the following:

                                                           December 31,         December 31,
                                                               1996                 1995
                                                         -----------------    -----------------
Marvel:
   U.S. Term Loan Agreement (a)                                $    350.0         $      350.0

   Amended and Restated Credit Agreement (a)                        120.0                 87.5

   Additional Revolving Credit Facility (a)                          15.0                    -

   Term Loan Agreement (a)                                          139.3                139.5

   Other long term debt                                              16.3                  9.5

Marvel Holdings Inc. 11.25% Discount Notes (b)                      449.4                402.8

Parent Holdings 11 7/8% Discount Notes (c)                          217.0                193.4

Marvel III 9 1/8% Senior Secured Notes (d)                          125.0                125.0

Mafco Finance Credit Agreement (e)                                  249.6                373.0

Andrews Group Incorporated:
   10% Debentures (f)                                                29.7                 26.8

   12 3/4% Debentures (g)                                               -                 14.1

Other notes and mortgages                                            16.5                  5.2
                                                               -----------        -------------
Subtotal                                                      $   1,727.8         $    1,726.8
Less amount reclassified*                                        (1,276.4)                   -
Less current maturities                                            (43.6)               (59.5)
                                                              ------------        -------------
Long-term debt                                          $          407.8          $   1,667.3
                                                         =================    =================


* - Amounts as of December 31, 1996 have been reclassed to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting prescribed by Statement 90-7. See Note 4.

(a) On December 20, 1996, the banks and financial institutions that were parties to the Marvel Credit Agreements entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which grants Marvel the right, for any outstanding loans under the Marvel Credit Agreements to remain as either Eurodollar or Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provides that the commitments under the Marvel Credit Agreements will not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather will be suspended and reinstated upon confirmation of the Plan. Unless a payment default is continuing or certain other termination events are triggered, each lender under the Marvel Credit Agreements will agree not to exercise any remedies against any subsidiary of Marvel which is not one of the Debtor Companies during the Standstill Period. Each lender under the Marvel Credit Agreements agreed not to transfer such Claim to any entity that does not agree to be bound by the Standstill Agreement or support the Plan. Pursuant to the Standstill Agreement, the lenders under the Marvel Credit Agreements will permit the loans outstanding thereunder to be outstanding as Eurodollar Loans (or the equivalent) during the Standstill Period provided that, in the event that the interest period for any such Eurodollar Loans is longer than one month, such interest period shall have a scheduled expiration on or prior to June 30, 1997. The Standstill Period is the period commencing on December 27, 1996 and ending on June 30, 1997 (or, sooner, if a Final Order is entered confirming the Plan prior to such date or a payment default occurs).

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Marvel's indebtedness is principally represented by the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between Marvel, a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement, as defined below. The Applicable Margin under the Amended and Restated Credit Agreement for Alternate Base Rate loans is 2% and for Eurodollar Rate loans is 3%. The interest rate on Eurodollar Rate Loans at December 31, 1996 was approximately 8 17/32% to 8 7/8% per annum, depending upon the length of the relevant interest period.

         In April 1995, Marvel entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. The interest rate on Eurodollar Rate Loans at December 31, 1996, was approximately 8 19/32% to 8 11/16% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         On August 30, 1994, Marvel, Marvel Italia Srl (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition) (the "Term Loan Facility").

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and
         (b) with respect to Negotiated Rate Loans, 2%. The interest rate on Eurocurrency Rate Loans at December 31, 1996, was approximately 10 5/32%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement and the Term Loan Agreement

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         include various restrictive covenants prohibiting Marvel from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financing of this type, including a change of control covenant. Mandatory prepayments are required to be made out of net proceeds from sales of assets by Marvel, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

         During March 1996 and August 1996, Marvel amended the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement to, among other things: (1) provide for an additional $25.0 revolving credit facility which was subsequently reduced to $15.0; (2) secure the borrowings with substantially all of Marvel's domestic assets, other than Marvel's investment in common stock of Toy Biz, and all of the capital stock of Marvel's domestic subsidiaries and 65% of the capital stock of Marvel's first tier foreign subsidiaries; and (3) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to Marvel's existing loan agreements (collectively with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, the additional revolving credit facility, the additional revolving credit facility and the Term Loan Agreement, the "Credit Agreements"). The additional revolving credit facility bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Term Loan Agreement), plus 2 3/4%, or the Alternate Base Rate (as defined in the Term Loan Agreement) plus 1 3/4%. The interest rate on the additional revolving credit facility at December 31, 1996 was 8.5%.

         In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus, in each case, the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

         The Toy Biz credit facility contains various financial covenants, as well as restrictions, on the incurrence of new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) the Company control Toy Biz and (b) that the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and the Company remain in effect. The Toy Biz credit facility is not guaranteed by Marvel.

         The average cost of borrowings for the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8.83% for the year ended December 31, 1996. The average cost of borrowings for the U.S. Term Loan Agreement, the

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8 7/8% for the year ended December 31, 1995. The average cost of borrowings for the Amended and Restated Credit Facility for the year ended December 31, 1994 was 5.6% , and the average cost of borrowings for the Term Loan Agreement was 9 1/2% for the four months ended December 31, 1994.

         The average cost of borrowings for the Toy Biz credit facility was approximately 8 1/4% and 8 1/2% for the years ended December 31, 1996 and 1995, respectively.

         The revolving credit portion of the Amended and Restated Credit Agreement at December 31, 1996 was fully drawn. The Amended and Restated Marvel Credit Agreement requires the Company to pay a commitment fee of 1/4 to 3/8 of 1% per annum on the unused portion.

         Due to the extenuating circumstances involving the Marvel Credit Facilities and other debt as a result of the Chapter 11 filings, it is not practicable to estimate the fair value of these obligations as of December 31, 1996.

(b) The Marvel Holdings Notes, which have a face value of $517.4, mature on April 15, 1998 and are secured by 48 million shares of Marvel common stock. There is no periodic payments of interest on the Marvel Holdings Notes which were offered at a substantial discount from their principal amount which represents a yield to maturity of 11 1/4%. The indenture pursuant to which the Marvel Holdings Notes were issued contain various restrictions on new indebtedness, sale or transfer of assets, payment of dividends and change in control. Additionally, the indenture requires Marvel Holdings to hold a majority of the outstanding shares of Marvel common stock at all times.

(c) The Parent Holdings Notes, which have a face value of $251.7, mature on April 15, 1998 and are secured by 20 million shares of Marvel common stock owned directly by Parent Holdings and all of the outstanding shares of Marvel Holdings common stock. There is no periodic payments of interest on the Marvel Holdings Notes which were offered at a substantial discount from their principal amount which represents a yield to maturity of 11 7/8%. The indenture pursuant to which Parent Holdings Notes were issued contains various restrictions on new indebtedness, sale or transfer of assets, payment of dividends and change in control. Additionally, the indenture requires Parent Holdings to hold or cause Marvel Holdings together with Parent Holdings to hold a majority of the outstanding shares of Marvel common stock at all times.

         (d) The Marvel III Notes, which have a face value of $125.0, mature on February 15, 1998, and pay interest at an annual rate of 9 1/8% in semi-annual installments on February 15 and August 15 of each year, commencing August 15, 1994. The Marvel III Notes are guaranteed on a non-recourse basis by Parent Holdings, which guaranty is secured by a first priority lien on approximately 9.3 million shares of Marvel common stock.

         The bankruptcy filings of Marvel and the Marvel Holding Companies resulted in an event of default pursuant to the indentures of the Marvel Holding Companies. The estimated fair value of the Marvel

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Holdings Notes, the Parent Holdings Notes and the Marvel III Notes at December 31, 1996 were $67.4, $28.2 and $23.1, respectively. The fair value of the Company's long-term debt is estimated using indicative market rates. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         On February 27, 1997, the Bankruptcy Court entered an order lifting the automatic stay in the Chapter 11 cases of the Marvel Holding Companies. On March 19, 1997, the Creditors Committee notified Marvel that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Common Stock to replace the Board of Directors of Marvel and the Marvel Holding Companies. On March 24, 1997, the Court in the Debtor Companies' Bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion with the Bankruptcy Court seeking a lifting of the automatic stay in the Debtors Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On March 28, 1997, the Creditors Committee also filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997, preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997. If the Holding Companies' Trustee were to among other things, vote the Pledged Common Stock to replace the Board of Directors of Marvel, such action would likely be a change of control of Marvel and therefore a default under, among other agreements, the DIP Loan.

(e) In July 1994, Mafco Finance Corp. (formerly Marvel IV Holdings Inc.), a wholly-owned subsidiary of the Company ("Mafco Finance"), entered into a bank credit agreement (the "Mafco Finance Credit Agreement") with Citibank, N.A. as agent for a group of banks. The Mafco Finance Credit Agreement provided for borrowings up to $240.0. The agreement was amended on June 29, 1995 and on December 15, 1995. On December 16, 1996, Mafco Finance Corp. ("Mafco Finance") entered into an amended and restated credit agreement which provided for a $350.0 million term loan facility and a $300.0 revolving credit facility. At December 31, 1996, there was $249.6 of outstanding borrowings under the revolving credit facility and $0 under the term loan facility. Such borrowings were repaid in full on March 13, 1997. On March 20, 1997, Mafco Finance entered into an amended and restated credit agreement (the "Amended Mafco Finance Credit Agreement") which provides for a $400.0 term loan facility and $250.0 revolving credit facility. The Amended Mafco Finance Credit Agreement matures in March 1999. Pursuant to the Amended Mafco Finance Credit Agreement, Mafco Finance will be required to have no outstanding borrowings under the Revolving Credit Facility (other than outstanding letters of credit) for at least 30 consecutive days in each twelve consecutive month period. At March 26, 1997, there was $400.0 of outstanding borrowings under the term loan facility and $0 outstanding under the revolving credit facility. Borrowings outstanding under the Amended Mafco Finance Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.50% or (ii) LIBOR (as defined) plus a margin of 4.50%. Mafco Finance's obligations are guaranteed by certain subsidiaries and affiliates of the Company and the Amended Mafco Finance Credit Agreement contains customary affirmative and negative covenants and events of default. The ADSs are pledged as

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         security under the Amended Mafco Consolidated Credit Agreement, which limits the use of proceeds of any ADS sale.

(f) In connection with the Andrews Merger, the Company issued 10% Senior Subordinated Debentures due 1999 (the "10% Debentures"). During 1992, in connection with the settlement of certain litigation, $4.1 face value of 10% Debentures were issued. The 10% Debentures have a face value of $31.2 and were recorded with an original issue discount. The 10% Debentures pay interest semi-annually and mature on December 31, 1999. The bankruptcy of Marvel resulted in an event of default pursuant to the indenture governing the 10% Debentures. However, in accordance with the settlement of certain litigation, the Company has agreed to exercise its optional right to redeem the 10% Debentures on June 30, 1997 and to use its best efforts to cause a registered broker to make a market in the 10% Debentures. The discount is amortized over the life of the debentures to June 1997. The unamortized discount at December 31, 1996 and 1995 was $1.7 and $4.5, respectively.

(g) In July 1986, the Company issued $80.0 of 12 3/4% Subordinated Debentures due 1996 (the "12 3/4% Debentures"), of which $65.7 principal amount was repurchased in 1988. The 12 3/4% Debentures paid interest semi-annually on January 1 and July 1 and matured on July 1, 1996 when the remaining debentures were redeemed.

         The scheduled aggregate maturities of the Company's long term debt, not subject to settlement under reorganization, per the underlying credit agreements that support each debt facility are as follows:

                                             For the Years Ending December 31,
                                             ---------------------------------
1997...................................................$  43.6
1998...................................................   17.6
1999...................................................  277.8
2000...................................................   56.7
2001...................................................   43.6
2002 and thereafter....................................   12.1
                                                        ------
                                                        $451.4
                                                        ======

         The scheduled aggregate maturities of the Company's long term debt which is not subject to settlement under reorganization per the underlying credit agreements and indentures that support each debt facility are as follows:

                                             For the Years Ending December 31,
                                             ---------------------------------
1997...................................................$   15.0
1998...................................................   894.1
1999...................................................    57.5
2000...................................................   125.0
2001...................................................   187.5
2002 and thereafter....................................   100.0
                                                       --------
                                                       $1,379.1
                                                       ========

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



7.       EMPLOYEE BENEFIT PLANS

SAVINGS PLANS

         The Marvel Entertainment Group, Inc. Savings and Investment Plan is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all full-time non-union salaried and hourly employees who have at least one year of service and matches contributions by employees in an amount equal to 100% of the first 3% of eligible compensation contributed and 25% of the next 3% of eligible compensation contributed, up to a maximum of 3.75% of the employees' compensation. In addition, Toy Biz has a 401(k) Profit Sharing Plan and Trust that covers all employees of Toy Biz over the age of twenty who have been employed by Toy Biz for at least six months. Toy Biz matches contributions by employees in an amount equal to 20% of that employee's contribution that does not exceed 6% of the employee's compensation for that period. The provisions for contributions under these plans were $.5 in 1996, 1995 and 1994.

PENSION PLANS AND POSTRETIREMENT BENEFITS

         Fleer and SkyBox have noncontributory defined benefit pension plans for salaried employees. Effective as of September 1, 1996, such pension plans were merged with Fleer becoming the plan sponsor. The benefits are based on the employee's years of service and highest five years of compensation. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Employees are eligible to participate in the pension plan after two years of service at which time they are fully vested. The projected benefit obligation was $17.7 and $17.9 and plan assets were approximately $14.5 and $15.0 at December 31, 1996 and 1995, respectively. Pension expense for all periods was insignificant.

         Fleer has a postretirement medical and life insurance plan for salaried employees who retire after the age of 62. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Benefits include postretirement coverage of medical insurance for the life of the retiree and spouse. The plan has only a limited number of participants. Fleer's policy is to fund postretirement benefit costs as payments are made to participants. At December 31, 1996, 1995 and 1994, and for the years then ended, the postretirement benefit obligation and expense were insignificant.

STOCK OPTION PLAN

         Under the terms of the Marvel Entertainment Group, Inc. Amended and Restated Stock Option Plan (the "Stock Option Plan"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") may be granted to key employees of, or consultants to, the Company and any of its affiliates from time to time. In May 1995, Marvel was authorized to increase the aggregate number of shares of Marvel common stock as to which options and rights may be granted under the Stock Option Plan from 11,000,000 to 16,000,000 shares, including options described below.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         Information with respect to options under the Stock Option Plan follows:

                                                                                                                 Weighted
                                                                                                                  Average
                                                                                                                 Exercise
                                                    Shares                  Option price per share                 Price
                                            ----------------------      -------------------------------     -------------------
Outstanding at January 1, 1994.......              9,120,333                $2.0625 - $26.75
Canceled-------------------------------------        (10,001)                2.0625 - $14.50
Exercised..................................       (3,012,732)                2.0625 - $14.50
Granted....................................        1,975,000                13.6875 - $18.50
                                            ----------------------
Outstanding at December 31, 1994...........        8,072,600                 2.0625 - $26.75
Exercised..................................       (1,046,940)                2.0625 - $14.50
Canceled...................................       (1,267,002)                2.0625 - $17.625
Granted....................................        2,200,000                  14.25 - $15.50
                                            ----------------------
Outstanding at December 31, 1995...........        7,958,658                 2.0625 - $26.75
Exercised..................................         (106,993)                2.0625 -  $7.75                       $11.945
Canceled...................................       (1,128,668)                2.0625 - $26.75                        15.658
Granted....................................        1,745,000                 5.00   - $12.625                     $  9.850
                                            ----------------------
Outstanding at December 31, 1996...........        8,467,997                $2.0625 - $16.75
                                            ======================

         At December 31, 1996, 6,078,867 shares (6,656,000 shares at December 31, 1995) were exercisable and 1,722,343 shares (1,732,000 shares at December 31, 1995) were available for future grants of options and rights. The weighted average fair value of options granted under the Stock Option Plan during 1996 was $.67 per share.


                                 Options Outstanding                                                Options Exercisable
                         -------------------------------------                              -----------------------------------
                             Number               Weighted                                     Number
                         Outstanding at            Average             Weighted             Exercisable at         Weighted
     Ranges of             December 31,           Remaining             Average              December 31,           Average
   Exercise Prices            1996            Contractual Life       Exercise Price              1996            Exercise Price
   ---------------            ----            ----------------       --------------              ----            --------------
   $2.00 - $5.00            1,546,000                5.4                  $2.54               1,296,000               $2.06
   $5.01 - $10.00           3,468,300                6.7                  $8.87               3,067,500               $8.90
   $10.01-$15.00            2,973,700                8.3                 $13.71               1,502,033              $13.99
   $15.01-$20.00              479,997                8.2                 $16.26                 213,334              $16.04
                            ---------                                                         --------
                            8,467,997                7.1                  $9.83               6,078,867               $9.83
                            =========                                                         =========


         Toy Biz's 1995 Stock Option Plan provides for the issuance of stock options ("Toy Biz Options") and SARs for up to 1,350,000 shares of Class A Common Stock at a fair market value at the time of grant. One-third of the Toy Biz Options become exercisable at the date of grant (the "Grant Date"), and the balance of the Toy Biz Options become exercisable in equal increments on the first and second anniversaries of the Grant Date. At December 31, 1996 and 1995, Toy Biz Options for 691,211 and 329,187, respectively were exercisable. As of December 31, 1996, no SARs have been granted and Toy Biz Options with respect to 186,321 shares of Class A Common Stock are available for future grant. The weighted average fair value of Toy Biz Options granted during 1995 and 1996 were $6.85 per share and $6.15 per share, respectively.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



         Information with respect to options under Toy Biz's 1995 Stock Option Plan follows:

                                                    Shares                     Weighted Average
                                                                                Exercise Price
                                            ----------------------      -------------------------------
Outstanding at January 1, 1995.............             -                              -
Forfeited..................................           (33,268)                     $18.000
Exercised..................................           (20,130)                     $18.000
Granted....................................         1,049,000                      $18.173
                                            ----------------------
Outstanding at December 31, 1995...........           995,602                      $18.183
Exercised..................................           (22,664)                     $18.000
Forfeited..................................           (47,303)                     $18.119
Granted....................................           195,250                      $17.111
                                            ----------------------
Outstanding at December 31, 1996...........         1,120,885                      $18.002
                                            ======================

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        1996                    1995
                                 ------------------      ------------------
Net loss, as reported                 ($669.7)                ($238.9)
Pro Forma net loss                    ($675.7)                ($241.8)



         The fair value for each option grant under the Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.40% to 6.53%; no dividend yield; expected volatility ranging from .466 to .487 and expected life of three years. The fair value for each option grant under Toy Biz's 1995 Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.26% to 7.19%; no dividend yield; expected volatility of .354 and expected lives of three to five years. The option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Marvel and Toy Biz's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         The value of the options granted under the Stock Option Plan is directly related to the value of Marvel's Common Stock. The closing sale prices for Marvel's common stock and Toy Biz Common Stock as of March 27, 1997 were $2.50 per share and $9.25 per share, respectively. Presently, there is no plan of reorganization. There can be no assurances that the holders of equity interests of Marvel will receive any consideration for such equity interests under any plan of reorganization.

8.       PREFERRED STOCK OF SUBSIDIARY

         In June 1989, Four Star Holdings issued 5,127 shares of Adjustable
Rate Cumulative Preferred Stock at $1,000 per share to former New World Entertainment Ltd. ("NW Entertainment") management stockholders in connection with the acquisition of NW Entertainment, a former subsidiary included in the NWCG Disposition. The dividend rate is 60% of the sum of LIBOR plus 1 1/2% to be paid quarterly on February 1, May 1, August 1 and November 1. At its option, Four Star Holdings may redeem the preferred stock at par. The preferred stock is non-voting and has a mandatory redemption requirement at par on June 8, 1999.

9.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                     1996                    1995
                              ------------------      ------------------

Accounts receivable .........   $    275.3              $    314.6
Less: Allowances.............       (46.2)                  (77.9)
                              ------------------      ------------------
                                $    229.1              $    236.7
                              ==================      ==================

         The decrease in the allowance is primarily due to the provisions recorded by Marvel in the fourth quarter of 1995 in connection with the discontinuance of certain mass market points of distribution for the trading card business for which there were no similar provisions of such magnitude in 1996.

         Marvel performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30-90 days. At December 31, 1996, Marvel did not have any significant concentrations of credit risk.

INVENTORIES:

                                         1996                    1995
                                  ------------------      ------------------
Finished goods....................  $    69.4               $    58.8
Work in process...................       16.3                    22.3
Raw materials.....................       22.0                    23.7
Less: Reseerve for obsolescence ..      (29.6)                  (22.4)
                                  ------------------      ------------------
                                    $    78.1               $    82.4
                                  ==================      ==================

         The increase in the reserve for obsolescence is primarily due to the increased provisions recorded by Marvel for the trading card business.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

PROPERTY, PLANT AND EQUIPMENT (AT COST), NET:

         Depreciation and amortization of property, plant and equipment are provided on the straight-line basis over the estimated asset lives indicated below.

                                                       1996            1995
                                                  -------------   ------------
Land and buildings (20 to 33 years for buildings) $    55.3       $    37.3
Machinery and equipment (3 to 10 years)                65.1            54.1
Furniture and fixtures (5 to 10 years)                  7.3             6.0
Leasehold improvements and other (3 to 10 years)        2.7             2.8
Construction-in-progress                                1.8             1.3
                                                  -------------   ------------
                                                       132.2           101.5
Less:  Accumulated depreciation and amortization      (32.6)          (23.9)
                                                  -------------
                                                                  ------------
                                                  $    99.6       $    77.6
                                                  =============   ============

         Depreciation and amortization was $19.3, $13.9 and $3.3 in 1996, 1995 and 1994, respectively. This increase primarily resulted from an increased investment in product tooling to support Toy Biz's expanded product line.

GOODWILL AND OTHER INTANGIBLES, NET (SEE NOTE 15):

                                            1996                    1995
                                     ------------------      ------------------
Goodwill and other intangibles......   $    656.4              $   974.9
Less:  Accumulated amortization.....       (338.8)                 (62.1)
                                     ------------------      ------------------
                                       $    317.6                $ 912.8
                                     ==================      ==================

ACCRUED EXPENSES AND OTHER:

                                                                          1996                   1995
                                                                   ------------------      -----------------
Royalties and incentives......................................       $    23.0               $   21.4
Reserve for returns...........................................            51.2                   59.0
Other.........................................................           139.3                  137.4
Less amounts reclassed to liabilities subject to settlement
  under reorganization (See Note 4)...........................           (20.0)                  -
                                                                   ------------------      -----------------
                                                                     $   193.5              $   217.8
                                                                   ==================      =================


10.      RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1996, 1995 and 1994, Toy Biz accrued royalties of $1.8, $5.7 and $6.5 to Mr. Arad for toys he invented or designed.

         During 1994, Marvel entered into an apparel license with Classic Heroes, Inc., an affiliate of Toy Biz controlled by a non-Mafco director of Toy Biz. Under the contract, Marvel recognized $5.0 of income in 1994. In 1995, Marvel, at its initiation, terminated the contract and incurred $4.0 of costs, which has been charged to operations.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         "Other assets" at December 31, 1996 and 1995 includes $0.3 and $2.9 of debt securities issued by M&F Holdings and an affiliate that were purchased in the open market.

         At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Holdings and affiliates had outstanding advances to the Company of $64.0, $297.8 and $307.1, respectively. At March 26, 1997, December 31, 1996 and December 31, 1995, Mafco Finance had advanced $391.6, $247.6 and $441.0, respectively, to Mafco Holdings and its subsidiaries and at March 26, 1997, the Company had advanced $221.0 to Mafco Holdings and its subsidiaries.

         In addition to the Pledged Stock, approximately 2.9 million shares of Marvel's common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings and approximately 0.3 million shares of Marvel's common stock were pledged to secure obligations of subsidiaries of Mafco Holdings.

         At December 31, 1996 and 1995, the Company has unsecured loans totaling $1.8 and $1.7 to certain executive officers of the Company and Marvel. At December 31, 1996, Marvel had unsecured loans totaling $0.5 to one of Marvel's executive officers.

                   ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



11.      INCOME TAXES

         Components of the provision for income taxes consisted of the following:


                                                          Year ended December 31,
                                               -------------------------------------------
                                                    1996          1995       1994
                                                  --------      --------   ---------
Income (loss) from continuing
    operations before income taxes,
    minority interest, equity in net
    income of investees and
    extraordinary items:
      Domestic                                $  (837.1)      $ (198.7)     $ (38.3)
      Foreign                                      (9.8)          34.6         11.6
                                               -----------    ----------   ----------
                                              $  (846.9)      $ (164.1)     $ (26.7)
                                               ===========    ==========   ==========
(Benefit) provision for income taxes:
 current:
      Federal                                 $    (5.0)       $  (0.1)     $  12.9
      State and local                               2.9            2.9          6.7
      Foreign                                      (0.4)           8.1          4.4
                                               -----------    ----------   ----------
                                                   (2.5)          10.9         24.0
Deferred:
   Federal                                       (148.5)         (12.8)         3.2
   State and local                                  4.2            1.0          1.7
   Foreign                                         (2.8)           6.7          1.7
                                               -----------    ----------   ----------

                                                 (147.1)          (5.1)         6.6
                                               -----------    ----------   ----------
Total                                         $  (149.6)       $   5.8         30.6
                                               ===========    ==========   ==========

         The Company provides for taxes as if it had filed a separate consolidated tax return. The Company is included in the consolidated federal and certain state and local income tax returns of Mafco Holdings. Toy Biz files separate federal, state and local income tax returns.

         During 1996, the Company, other than Marvel, recorded a federal benefit on its loss for the year ended December 31, 1996 and for previously unrecognized net operating losses carried forward from previous years due to the taxable gain recorded in 1997 in connection with the NWCG Disposition. The 1996 provision also includes income taxes related to earnings of subsidiaries which file separate tax returns.

         The provisions for federal income taxes in 1995 and 1994 related primarily to the earnings of subsidiaries which file separate tax returns. Marvel was not included in the federal consolidated

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

returns of the Company for periods prior to May 18, 1993 and subsequent to June 30, 1994. At June 30, 1994, the Company's ownership percentage in Marvel was reduced below 80%, thus causing the company to treat Marvel as having deconsolidated for tax purposes. However, Marvel is still included in the consolidated federal tax return of Mafco Holdings, as Mafco Holdings, through the Company and other affiliates maintains greater than 80% ownership in Marvel. For 1995 and 1994, the Company has not recorded a benefit for its separate company loss, including those of its subsidiaries, for the periods in which Marvel was not a member of the Company's consolidated group as the Company is not assured that it will be able to realize benefit for such losses in the future. The state and local and foreign tax provisions relate primarily to the operations of Marvel and Toy Biz.

         A portion of the deferred foreign tax provision for the year ended December 31, 1994 relates to the utilization of foreign net operating loss carryforwards and has been recorded as a credit to goodwill.

         The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1996 and 1995, were as follows:

                                                          1996            1995
                                                      -------------   ----------
Gross deferred tax assets:
   Trade receivables, net                               $  3.5          $  5.1
   Inventory                                              13.6             -
   Sales returns reserves                                 21.7             -
   Restructuring reserve                                  22.4             -
   Accounts payable and accrued expenses                   -              41.4
   Other assets                                            -              16.0
   Reserve related to foreign investment                   7.5             7.3
   Foreign net operating loss carryforward                28.9             8.0
   Domestic net operating loss carryforward              189.8           128.2
   Tax credit carryforwards                                4.7             -
    Other liabilities                                     11.2             -
                                                      -------------   ----------
Total deferred tax asset                                 303.3           206.0
Valuation allowance                                      (94.9)         (116.2)
                                                      -------------   ----------
   Net deferred tax asset                                208.4            89.8

Gross deferred liabilities:
   Equity investments                                      3.4              -
   Net liabilities held for sale                          75.1            73.1
   Depreciation/amortization                              20.9            14.4
   Licensing income                                        6.6            14.4
   Other liabilities, net                                  2.4            32.7
                                                      -------------   ----------
Total deferred tax liability                             108.4           134.6
                                                      -------------   ----------
   Net deferred tax asset (liability)                  % 100.0         % (44.8)
                                                      =============   ==========


         At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $552.3 which expire between 1998 and 2011.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         At December 31, 1996, the Company has provided a partial valuation allowance relating to its net operating losses due to uncertainty as to the realization of taxable income in the future.

         The effective tax rate on loss from continuing operations before income taxes, minority interest, equity in net income of investees and extraordinary item varies from the current statutory federal income tax rate as follows (shown in percent):

                                                                Year ended December 31,
                                                     --------------------------------------------
                                                       1996               1995              1994
                                                     --------            -------           ------
         Statutory Rate                               (35.0%)            (35.0%)           (35.0%)
         State and local taxes, net                    (1.1)               2.1              20.5
         Non-deductible amortization                   23.5                3.9              20.7
         Foreign taxes                                 (0.4)               2.5               2.5
         Increase (decrease) in valuation allowance    (4.6)              29.4             110.5
         Non-taxable gain (loss)                         --                1.2              (0.2)
         Other                                         (0.1)              (0.6)             (4.4)
                                                     ---------         --------           -------
         Effective rate                              (17.7%)               3.5%            114.6%
                                                     =======             ======            ======

         The Company has not provided for taxes on undistributed foreign earnings of approximately $3.9 and $26.0 at December 31, 1996 and 1995, respectively, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

         In the event that the stock ownership in Marvel by members of the Mafco Holdings-affiliated group were to decline below 80% (measured by vote or value), Marvel and its subsidiaries would cease to be members of the Mafco Holdings-affiliated group, at such time for tax purposes (a " deconsolidation"). A deconsolidation would occur if, among other things, the Holding Companies' Trustee were to foreclose on the Pledged Stock or the Holding Companies' Trustee were to seek or exercise certain remedies under the indentures pursuant to which the Marvel Holding Companies issued their respective notes, such as the right to exercise all voting rights with respect to the Pledged Stock.

         In the event of a deconsolidation, the Company would recognize a substantial non-cash gain and would have a related tax obligation to its parent in accordance with its tax sharing agreement.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


12.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Consolidated rent expense under operating leases covering production facilities, office facilities, warehouse facilities and equipment was $9.9, $7.5 and $4.8 for the years ended December 31, 1996, 1995 and 1994, respectively. These leases expire through 2005 and are subject to price escalations for certain costs. Aggregate future minimum rental commitments, excluding amounts included within restructuring charges, for these leases as of December 31, 1996 were as follows:

                                For the Years Ending December 31 31,
                          -----------------------------------------------
1997                                           $4.9
1998                                            3.9
1999                                            3.2
2000                                            2.5
2001                                            1.3
2002 and thereafter                             0.7


SPORTS AND ENTERTAINMENT LICENSING CONTRACTS

         Minimum payments under Marvel's sports and entertainment license agreements are $66.0, $55.3, $33.8, $6.1 and $6.7 in 1997, 1998, 1999, 2000 and
2001 respectively and $6.0 for 2002 and thereafter.

LEGAL MATTERS

         REORGANIZATION LEGAL PROCEEDINGS OF MARVEL AND MARVEL HOLDING COMPANIES

         On December 27, 1996, the Debtor Companies and the Marvel Holding Companies filed petitions under Chapter 11 of the Bankruptcy Code (see Note 4) and in connection with such filings have been parties to various legal proceedings.

         The Holding Companies' Trustee has alleged that events of defaults under each of the Marvel Holding Companies indentures have occurred by reason of the commencement of the Debtor Companies' cases under the Bankruptcy Code. The Holding Companies' Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the indentures have been violated. Marvel is not a party to any of the indentures governing the notes issued by the Marvel Holding Companies. In addition, the Company believes the allegations of the Holding Companies' Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Marvel Holding Companies. The Holding Companies' Trustee has also alleged that it may assert a claim based on alleged "tortious interference" occasioned by Marvel's filing of the Plan. The Company believes that any such allegations are completely without merit.

         There are twenty-seven purported class and derivative actions brought by stockholders of Marvel and holders of bonds issued by the Marvel Holding Companies and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Twenty-one of the twenty-seven Delaware Actions assert either claims on behalf of a purported class of all Marvel shareholders or shareholder derivative claims on behalf of Marvel, or both. The complaints allege, among other things, that the Andrews Investment represents a breach of defendants' fiduciary duties because the proposed purchase price per share is unfair and such purchase would dilute the minority shareholders' interest in Marvel. Plaintiffs in these actions seek to enjoin the Andrews Investment, to rescind the Andrews Investment if it is in fact consummated prior to the entry of the Court's judgment, to recover damages for defendants' alleged conduct and to recover costs and disbursements in pursuing these actions, including reasonable attorneys' fees. These actions have been consolidated for all purposes by order of the Delaware Court of Chancery. A consolidated complaint has not yet been filed.

         Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of bonds issued by the Marvel Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the holders of the bonds because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the bonds, and will thus diminish the value of the bonds. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions do not name any of the Chapter 11 Debtor Companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

         All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews Group, MacAndrews Holdings, Parent Holdings, Marvel III, Marvel Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry
C. Stewart and Kenneth Ziffren.

         One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, C.A. No. 15359, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter are breaching their fiduciary duties in pursuing the proposed offers of Marvel and Andrews Group to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel is aiding and abetting the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

         No classes have been certified in any of the Delaware Actions. On December 27, 1996, the Debtor Companies and the Marvel Holding Companies filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C. Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews Group informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Piels v. Marvel Entertainment Group, Inc., Ronald O. Perelman, Andrews Group, Inc. and MacAndrews & Forbes Holdings Inc., Index No. 96-605702, was commenced on November 14, 1996. This action, filed in New York Supreme Court, County of New York, asserts claims on behalf of a purported class of all Marvel shareholders. Named as defendants are Marvel, Ronald O. Perelman, Andrews Group and MacAndrews Holdings. The complaint alleges, among other things, that the defendants have breached their fiduciary duties in connection with the Andrews Investment. Specifically, plaintiff alleges that Marvel's minority shareholders are being directly damaged by defendants' actions with respect to the Andrews Investment. Plaintiff seeks injunctive relief, damages in an unspecified amount and costs and disbursements, including reasonable attorneys' fees. By orders dated February 25, 1997, the New York Supreme Court denied plaintiff's motion for a preliminary injunction and granted defendants' motion to dismiss the action based on forum non conveniens.

         OTHER LEGAL PROCEEDINGS

         On March 9, 1995, a complaint purporting to be a class action was filed against SkyBox, certain of SkyBox's officers and directors and Marvel in the Delaware Court of Chancery, New Castle County, entitled Strougo v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleged that SkyBox and certain of its officers and directors breached their fiduciary duties by agreeing to be acquired by Marvel at an allegedly unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleged that Marvel aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint sought preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses. This case was dismissed without prejudice.

         On March 16, 1995, a complaint purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Delaware Court of Chancery, New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally made allegations similar to those contained in the Strougo complaint and sought similar injunctive and other relief. This case was dismissed without prejudice.

         Marvel is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757 (SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Fleer/SkyBox's principal competitors in the trading card industry have been separately sued for employing the same or similar practices. On March 11, 1997, a similar action as Fishman against a competitor of Fleer/SkyBox entitled Schwartz, et. al. v. Upper Deck No. 96CV3408 - B (AJB) (S.D. Cal.), was dismissed with leave to replead. The plaintiffs in that action filed an amended complaint on March 24, 1997. On April 2, 1997, a similar action as Fishman against another competitor of Fleer/SkyBox entitled Price, et. al. v. Pinnacle Brands, No. 3:96-CV-2150-T (N.D. Tex.), was dismissed with prejudice. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer/SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. Plaintiffs filed their opposition to the motion on or about December 2, 1996. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. As set forth above, on or about December 27, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, the action was automatically stayed pending the outcome of the bankruptcy proceeding. It is not possible at this early stage of the case to predict the outcome with certainty. In the opinion of the Company, the action lacks merit and the Company intends to defend it vigorously.

         Marvel and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of the Company's Common Stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artificially inflated the price of Marvel common stock by creating earnings expectations which Marvel did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to Marvel's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of Marvel. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. On April 8, 1997, the District Court granted the defendants motion to dismiss without prejudice. As set forth above, on or about December 27, 1996, Marvel filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, any further action against Marvel is automatically stayed pending the outcome of the bankruptcy proceeding.

         Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel. Once the automatic stay governing all litigation involving Marvel is lifted by the Delaware Bankruptcy Court, Marvel intends to assert its own claims to those rights.

         In the lead case, a dispute between 21st Century Film Corporation ("21st Film"), Carolco Pictures, Inc. ("Carolco") and related entities, 21st Film claims that it still possesses rights under an agreement with Marvel to produce and distribute a live action film based on the "SPIDER-MAN" character, although it had assigned all of its rights to Carolco. Metro Goldwyn Mayer, Inc. ("MGM") has succeeded to the litigation position of both 21st Film and Carolco in the respective bankruptcy proceeding of those two companies. In addition to its purchase of 21st Film and Carolco litigation positions, MGM is a plaintiff in a separate case that has been deemed related to the lead and consolidated cases. Marvel has answered the complaint denying MGM's allegations.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassettes rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

         In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

         Marvel has notified the Court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. Subject to further proceedings in the bankruptcy court, Marvel has stated that it intends to defend vigorously the Viacom lawsuit and the MGM lawsuit, and to defend vigorously and assert its exclusive rights to produce and distribute a live action film based on the "SPIDER-MAN" character.

         In February 1989, Robert Eckstein, et al. brought an action for violation of Federal securities laws against NW Entertainment, then a subsidiary of Andrews, and other parties (the "Eckstein Action"). In October 1988, Ralph Majeski, et al. brought an action for fraud, misrepresentation, breaches of contract and fiduciary duty and pendent state law claims against NW Entertainment and other parties (the "Majeski Action"). Classes were certified in both actions. In March 1992, the court granted a motion for summary judgment and dismissed both the Eckstein Action and the Majeski Action. Plaintiffs in the Majeski Action filed a motion for reconsideration, which was denied by the District Court on June 2, 1992. Notices of Appeal were filed in both actions.

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

         In February 1994, the defendants filed motions for summary judgment in both actions. On August 31, 1994, the court denied the Majeski plaintiffs' motion to amend their first amended complaint, granted the defendants' motions for summary judgment in both the Eckstein and Majeski Actions and dismissed both actions with prejudice. The Eckstein plaintiffs filed a motion for reconsideration on September 15, 1994, which was denied by the court on October 28, 1994. Both the Eckstein and Majeski Actions were appealed by the plaintiffs to the United States Court of Appeals for the Seventh Circuit. Oral argument for these appeals was held on April 17, 1995. On June 26, 1995, the Court of Appeals affirmed the judgments of the District Court in favor of the defendants. On July 10, 1995, the Eckstein plaintiffs filed a petition for rehearing and suggestion of rehearing en banc. The petition was denied by the Court of Appeals on July 21, 1995. Neither the Eckstein or Majeski plaintiffs sought review of the Seventh Circuit's decision in the Supreme Court.

         On July 27, 1995, the district court entered a final order taxing costs against the Majeski plaintiffs in favor of the defendants in the sum of $0.1. The Court of Appeals for the Seventh Circuit affirmed that decision, in an unpublished order, on January 24, 1996, and issued its mandate on February 15, 1996. No petition for writ of certiorari in the Supreme Court has not yet expired.

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

         Following discovery, the defendants withdrew their motion to dismiss for lack of personal jurisdiction, and filed an answer denying liability and asserting affirmative defenses. The case is set for trial on October 6, 1997.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         The Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all of its non-bankruptcy legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the Debtors Companies filing of petitions pursuant to the Bankruptcy Code, Marvel's legal proceedings, other than the Debtor Companies bankruptcy proceedings, have been automatically stayed. Marvel has obtained a lifting of the automatic stay in the Fishman case in order to allow Marvel to pursue its motion to dismiss.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Year ended December 31, 1996
                                       ------------------------------------------------------------------------------
                                           1st             2nd             3rd             4th
                                         Quarter         Quarter         Quarter        Quarter*           Total
                                       ------------    ------------    ------------    ------------    --------------

Net revenue                               $  189.6        $ 182.2           209.4           164.3            745.5
Operating income (loss)                        9.1           (2.3)          (10.6)         (710.4)          (714.2)
Loss before extraordinary item
   and cumulative effect                     (52.6)         (41.5)          (35.5)         (533.1)          (662.7)
Net loss                                     (52.6)         (41.5)          (35.5)         (540.1)          (669.7)

                                                               Year ended December 31, 1995
                                       ------------------------------------------------------------------------------
                                           1st             2nd             3rd             4th
                                         Quarter         Quarter         Quarter         Quarter           Total
                                       ------------    ------------    ------------    -------------   --------------
Net revenue                           $   157.9        $  169.2       $  269.0         $  232.8             828.9
Operating income (loss)                     9.8           (11.5)          52.0            (72.7)            (22.4)
Loss before extraordinary item
   and cumulative effect                  (36.7)          (54.4)         (37.5)          (107.0)           (235.6)
Net loss                                  (36.7)          (57.7)         (37.5)          (107.0)           (238.9)



*Reflects fourth quarter charges including a writedown of goodwill and other intangibles of approximately $581.7, a valuation allowance of approximately $32.2 provided to offset deferred tax assets of Marvel previously recorded and $175.0 reduction in the valuation allowance on deferred tax assets of the Company other than Marvel, and benefit for current year operating losses of the Company, other than Marvel.

14.      GEOGRAPHIC SEGMENTS

         The Company operates in a single business segment. Information related to the Company's geographic segments for the years ended December 31, 1996, 1995 and 1994 is presented below. Substantially all of the Company's foreign net revenues were derived from Europe.

         Operating profit, as presented below, is total sales less operating expenses, amortization of goodwill and other intangibles, restructuring charges, and identifiable miscellaneous income and expense. Unallocated income and expenses represent interest expense, net interest and investment income, foreign exchange loss (gain), gain on sale of Toy Biz common stock, equity in net income of unconsolidated

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

subsidiaries, reorganization item and general corporate expenses incurred to manage all of the Company's activities.

         Identifiable assets, as presented below, are those assets used in each geographic area. Corporate assets are principally cash, certain property and equipment and nonoperating assets. Export sales, including those to affiliates, are not significant.

         The majority of the Company's foreign sales and thus the majority of the risk of foreign currency fluctuations relate to Panini. As a hedge against foreign currency fluctuation, the financing for the acquisition of Panini in 1994 has been denominated in Panini's functional currency. Additionally, from time to time, Panini may enter into foreign currency forward exchange contracts, swaps and options as hedges of various intercompany transactions. At December 31, 1996 and 1995, outstanding forward exchange contracts were insignificant. Additionally, the fluctuation in Panini's functional currency for the years ended December 31, 1996 and 1995 was not significant.

GEOGRAPHIC AREAS:

                                             Year Ended December 31,
                                     1996          1995           1994
                                  -----------------------------------------
Net revenues:
       Domestic ..........        $  462.8       $  579.9       $  427.5
       Foreign ...........           309.9          278.6           97.5
       Eliminations ......           (27.2)         (29.6)         (10.2)
                                  ----------     ----------     ----------
                                  $  745.5       $  828.9       $  514.8
                                  ==========     ==========     ==========
  Operating (loss) profit:
       Domestic ..........        ($ 718.9)      ($  44.5)      $   81.3
       Foreign ...........            13.1           44.6           19.4
                                  ----------     ----------     ----------
                                    (705.8)           0.1          100.7

  Unallocated expenses, net         (141.1)        (164.2)        (127.4)
                                   ----------     ----------     ----------

  Loss from continuing
   operations before income
   taxes, minority interest,
   equity in net income of
   investees and extraordinary
   items......................   ($  846.9)       ($164.1)       $ (26.7)
                                  ==========     ==========     ==========



                                                    December 31,
                                              1996                 1995
                                        ---------------------------------

Identifiable assets:
     Domestic.........................    $    455.6             $ 1,095.5
     Foreign..........................         342.3                 324.0
     Corporate........................         533.7                 615.2
                                        -------------           ----------
                                          $   1,331.6            $ 2,034.7
                                        =============           ==========

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



15.      UNUSUAL CHARGES

         RESTRUCTURING:

         In the fourth quarter of 1995, Marvel recorded restructuring charges of $25.0 related primarily to the publishing and confections operations. As part of the restructuring, Marvel has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and accordingly, provided $10.7 of termination benefits, of which $8.8 has been paid as of December 31, 1996. Additionally, approximately $6.7 relates to facility closures and consolidation costs, of which $5.4 has been paid as of December 31, 1996, and $7.6 relates to other costs, of which $4.7 has been paid as of December 31, 1996. A substantial portion of the remaining amount of $6.1 as of December 31, 1996, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements.

         In the fourth quarter of 1996, Marvel recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations, the closing of the comic book distribution subsidiary and the closing of a certain confections facility. As part of the restructuring, Marvel has terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits. Additionally, approximately $9.2 of the restructuring charges relates to write-down of fixed assets and facility closure.

         GOODWILL AND OTHER INTANGIBLES WRITE-DOWN:

         Goodwill related to the trading card operations of Fleer and SkyBox was initially recorded at the time of their respective acquisitions. This goodwill represented the excess of the purchase price over the valuation of the net assets acquired in each acquisition. Among other things, the goodwill amortization period was based on Marvel's expectations of future performance at the time of acquisition, considering historical performance and industry trends. These expectations assumed various growth rates in revenue and sufficient cash flow from operations to repay acquisition indebtedness.

         There has been a significant and continued contraction in the trading card market since the Fleer and SkyBox acquisitions, related in part to lower speculative purchases. In addition as a result of the baseball, hockey and basketball labor situations in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the 1994 strike. Marvel believes that all of these factors have negatively affected the sports trading card business, causing Marvel to experience lower sales, higher returns and higher inventory obsolescence.

         The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996, Marvel's sales of entertainment trading cards has been adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

for trading cards based on comic book characters. In response, Marvel has undertaken several strategic actions to mitigate the effect of such contraction However, to date these actions have not been sufficient to overcome the overall decline in the sales of entertainment cards.

         As described above, continuing operating losses in the trading card and publishing businesses, as well as significant long-term changes in industry conditions, indicated to Marvel that there may be asset impairment. During the fourth quarter of 1996, Marvel evaluated the recoverability of the carrying value of long-lived assets related to Marvel, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash writedown of goodwill of approximately $252.9 related to Fleer and SkyBox. Marvel recognized an impairment on a going concern basis related to certain assets of the trading card business because the future undiscounted cash flows of the assets were estimated to be insufficient to recover their related carrying value. The write down was recorded based on the difference between the carrying value of the asset and the fair value estimated by independent appraisals on a going concern basis. As part of the bankruptcy proceedings and reorganization efforts involving Marvel, certain appraisals of Marvel's business units were prepared by investment banking firms. No such adjustment was required for the assets of Marvel's ongoing publishing activity. Considerable judgment was used to estimate future cash flows and fair value. Accordingly, actual results could vary significantly from such estimates. Subsequent to this write-down Marvel's goodwill related to trading cards was approximately $110 which will be amortized over 15 years.

         The foregoing charge was based on a going concern assumption. In the event of a sale of assets, there can be no assurance that actual results or valuations will not vary significantly from the foregoing.

         In addition, Marvel has recorded, in the fourth quarter of 1996, an approximate $19.8 non-cash write-down of goodwill and other intangibles related to the write off of long-lived assets, including goodwill and other intangibles, related to the closing of Heroes World and the discontinuance of certain magazines for children.

         Goodwill of the Marvel Holding Companies relates to the tender offer for Marvel shares in 1993 and subsequent open market purchases of Marvel common stock. As a result of the condition in Marvel's operating businesses described above and the bankruptcy filing of Marvel, the Company recorded a non-cash charge of $303.2 to write off such goodwill.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


16.      FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of December 31, 1996 of the Debtor Companies and to Marvel Holding Companies is as follows (See Note 4):

ASSETS
Current assets:
 Cash..................................................   $  15.2
 Accounts receivable, net..............................      57.5
 Inventories, net......................................      22.1
 Income tax receivable.................................      11.8
 Prepaid expenses and other............................       7.3
                                                        ---------
  Total current assets.................................     113.9

Property, plant and equipment, net.....................       9.3
Goodwill and other intangibles, net....................     193.0
Deferred charges and other.............................      31.4
Investments in and advances to subsidiaries, at cost ..      50.2
                                                        ---------
  Total Assets ........................................   $ 397.8
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................   $  29.2
 Accrued expenses and other ...........................      93.2
 Short term borrowings.................................      10.0
 Liabilities subject to settlement under
  reorganization.......................................      20.0
                                                        ---------
  Total current liabilities............................     152.4

Other long-term liabilities............................      11.6
Liabilities subject to settlement under
 reorganization........................................   1,293.7
                                                        ---------
  Total Liabilities....................................   1,457.7
                                                        ---------
Stockholders' deficit:
 Additional paid-in capital............................    (109.1)
 Accumulated deficit...................................    (950.3)
 Cumulative translation adjustment.....................      (0.5)
                                                        ---------
  Total Stockholders' Deficit..........................  (1,059.9)
                                                        ---------
  Total Liabilities and Stockholders' Deficit .........   $ 397.8
                                                        =========

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



The combined condensed statement of operations for the year ended December
31, 1996 of the Debtor Companies and the Marvel Holding Companies is as follows:

Net revenues..........................................................   $ 290.1

Cost of sales.........................................................     236.7

Selling, general & administrative expenses............................     127.8

Restructuring charges.................................................      15.8

Depreciation and amortization ........................................      10.7

Amortization and write-off of goodwill, intangibles and deferred
 charges .............................................................     608.7

Interest expense, net.................................................     119.9

Gain on sale of Toy Biz common stock..................................      22.0

Equity in net loss of unconsolidated subsidiaries and other, net .....     (23.4)
                                                                        ---------

Loss before reorganization items, provision for income taxes,
 minority interest and extraordinary item.............................    (830.9)

Reorganization items..................................................       5.5
                                                                        ---------

Loss before provision for income taxes................................    (836.4)

Provision for income taxes............................................      18.6

Minority interest in loss of subsidiaries.............................     (44.0)
                                                                        ---------

Net loss..............................................................  ($ 811.0)
                                                                        =========

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONSOLIDATED BALANCE SHEETS (PARENT ONLY)
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                    December 31,
                                                                                            --------------------------
                                                                                                 1996          1995
                                                                                            ------------  ------------
   ASSETS
Prepaid expenses and other                                                                         $0.3          $0.5
Deferred income taxes                                                                             175.0             -
                                                                                            ------------  ------------
                Total current assets                                                              175.3           0.5

Investments in and advances to subsidiaries net of
   cumulative losses and distributions                                                           (706.9)         42.2
Net assets held                                                                                    18.1          18.6
Other assets                                                                                        5.3           7.7
                                                                                            ------------  ------------
  Total assets                                                                                  ($508.2)        $69.0
                                                                                            ============  ============

 LIABILITIES AND STOCKHOLDER'S  DEFICIT

Current portion of long-term debt                                                                 $29.7         $14.3
Accrued expenses                                                                                   14.2          15.5
                                                                                            ------------  ------------
                Total current liabilities                                                          43.9          29.8

Long-term debt                                                                                      0.9          27.6
Indebtedness to subsidiaries and affiliates                                                       686.9         581.9
Other liabilities                                                                                   3.6           3.6

Stockholder's deficit:
   Common stock $1.00 par value; 1,000 shares
      authorized, issued and outstanding                                                              -             -
   Additional paid-in-capital                                                                      40.7          40.2
   Accumulated deficit                                                                         (1,284.2)       (614.5)
   Cumulative translation adjustment                                                                  -           0.4
                                                                                            ------------  ------------
      Total stockholder's deficit                                                              (1,243.5)       (573.9)
                                                                                            ------------  ------------
                                                                                                ($508.2)        $69.0
                                                                                            ============  ============

                                     F-46

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF OPERATIONS (PARENT ONLY)
                             (DOLLARS IN MILLIONS)

                                                                                       Year Ended December 31,
                                                                              ------------------------------------------
                                                                                  1996           1995          1994
                                                                              --------------  ------------  ------------
General and administrative expenses                                                    $5.6         $10.4          $4.1
                                                                              --------------  ------------  ------------

Operating loss                                                                         (5.6)        (10.4)         (4.1)
                                                                              --------------  ------------  ------------

Other (expenses) income:
         Interest expense                                                             (40.5)        (56.0)        (52.2)
         Interest and investment income                                                 0.3           0.5           0.7
         Amortization of goodwill and debt issuance costs                              (0.7)         (0.7)         (0.7)
         Miscellaneous, net                                                            (0.3)         (0.3)         (0.2)
                                                                              --------------  ------------  ------------
                                                                                      (41.2)        (56.5)        (52.4)
                                                                              --------------  ------------  ------------
Loss from continuing operations before income taxes, equity
         in net income (loss) of subsidiaries and investees                           (46.8)        (66.9)        (56.5)
Benefit for deferred income taxes                                                     175.0            -             -
Equity in net (loss) income of subsidiaries                                          (797.4)       (171.5)         35.8
Equity in net income of investees                                                        -             -            9.4
                                                                              --------------  ------------  ------------

Loss from continuing operations before extraordinary items                           (669.2)       (238.4)        (11.3)
Loss from discontinued operations                                                      (0.5)         (0.5)         (2.4)
                                                                              --------------  ------------  ------------

Net loss                                                                            ($669.7)      ($238.9)       ($13.7)
                                                                              ==============  ============  ============


                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    STATEMENTS OF CASH FLOWS (PARENT ONLY)
                             (DOLLARS IN MILLIONS)

                                                                                    Year ended December 31,
                                                                            ----------------------------------------
                                                                               1996          1995          1994
                                                                            ------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                    ($669.7)      ($238.9)       ($13.7)
                                                                            ------------  ------------  ------------

   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                  0.8          0.8           1.8
      Loss from discontinued operations                                              0.5          0.5           2.8
      Benefit for deferred income taxes                                           (175.0)         -             -
      Equity in net loss of subsidiaries and investees                             797.4        171.5         (45.2)
      Amortization of debt discount                                                  3.1          2.8           2.2
      Change in assets and liabilites:
            Decrease in accounts receivable                                           -           0.3           1.5
            (Decrease) increase in accrued expenses                                 (1.3)         0.4           -
            Decrease (increase) in other assets                                      2.1          3.9          (2.0)
                                                                            ------------  ------------  ------------
                                                                                   627.6        180.2         (38.9)
                                                                            ------------  ------------  ------------
   Net cash flows from operating activities                                        (42.1)       (58.7)        (52.6)
                                                                            ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to affiliates, net                                                         -            14.0           -
   Investments in and (distributions from) subsidiaries, net                      (40.5)       (100.4)        144.7
   Other, net                                                                       -            (4.3)          -
                                                                            ------------  ------------  ------------
      Net cash flows from investing activities                                    (40.5)        (90.7)        144.7
                                                                            ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from net loans from affiliates and issuance of debt                   105.0         154.0         (96.8)
   Repayment of debt                                                              (14.5)          -            (2.1)
   Contributions, net                                                               -             0.8           1.5
   Other, net                                                                     (7.9)          (5.4)          5.3
                                                                            ------------  ------------  ------------
      Net cash flows from financing activities
                                                                                   82.6         149.4         (92.1)
                                                                            ------------  ------------  ------------

Net decrease in cash and cash equivalents                                           -             -             -
Cash and cash equivalents at beginning of the period                                -             -             -
                                                                            ------------  ------------  ------------
Cash and cash equivalents at end of the period                                     $0.0          $0.0          $0.0
                                                                            ============  ============  ============

Supplemental schedule of cash flow information:
     Interest paid during the period                                               $9.8          $5.0          $3.3


                                     F-48

                                    ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                               (DOLLARS IN MILLIONS)


                                                                                                             Balance
                                                 Balance at    Charged to      Charged                          at
                                                  Beginning    Costs and        Other                         End of
                                                  of Period     Expenses     Accounts(c)    Deductions        Period
                                                ------------ ------------   ------------   ------------    ------------
DESCRIPTION
Year ended December 31, 1996
Deducted from asset accounts:
   Allowance for returns ....................    $    61.6    $    41.0     $     -        ($   83.9) (a)   $     18.7

   Allowance for doubtful accounts and other
     allowances..............................         16.3         52.7           -            (41.5) (b)         27.5

   Reserve for inventory obsolescence........         22.4         23.5           -            (16.3)             29.6

Included in Accrued Expenses & Other:
     Reserve for Returns ....................         59.0        129.1           -           (136.9) (a)         51.2
                                                ------------ ------------   ------------   ------------    ------------
Totals                                           $   159.3    $   246.3     $     -        $  (278.6)       $    127.0
                                                ============ ============   ============   ============    ============


Year ended December 31, 1995
Deducted from asset accounts:
   Allowance for returns....................     $    21.0    $   101.5     $     3.8      ($   64.7) (a)   $     61.6
   Allowance for doubtful accounts and other
         allowances.........................           2.5         24.1           4.0          (14.3) (b)         16.3
   Reserve for inventory obsolescence........          1.7         33.6           9.8          (22.7)             22.4
Included in Accrued Expenses & Other:
   Reserve for Returns ......................         47.6        163.7           7.5         (159.8) (a)         59.0
                                                ------------ ------------   ------------   ------------    ------------
Totals                                           $    72.8    $   322.9     $    25.1       $ (261.5)       $    159.3
                                                ============ ============   ============   ============    ============

Year ended December 31, 1994
Deducted from asset accounts:
   Allowance for returns.....................    $    15.8    $    86.4     $     -        $   (81.2)(a)    $     21.0
   Allowance for doubtful accounts ..........           .9           .2           1.9            (.5)(b)           2.5
   Reserve for inventory obsolescence........           .7          7.3            .3           (6.6)              1.7
Included in Accrued Expenses & Other:
     Reserve for Returns ....................         12.1         97.9          15.6          (78.0)(a)          47.6
                                                ------------ ------------   ------------   ------------    ------------
Totals                                           $    29.5    $   191.8     $    17.8      $  (166.3)       $     72.8
                                                ============ ============   ============   ============    ============

------------------

(a) Actual returns
(b) Doubtful accounts written off, less recoveries
(c) Primarily represents amounts acquired