Form 10-Q
period 1997-03-31
ANDREWS GROUP INC /DE/
filed 1997-05-20
CIK 277025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 0-9008

                           ANDREWS GROUP INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 95-2683875
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

-------------------------------------------------------------------------------
10880 WILSHIRE BOULEVARD, SUITE 1400, LOS ANGELES, CALIFORNIA          90024
         (Address of principal executive offices)                   (Zip Code)

                                  310-234-6737
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

         Class                                     Outstanding at May 13, 1997
-----------------------                            ---------------------------
Common Stock, $1.00 par                                      1,000

         As of May 13, 1997, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              1997           1996
                                                                          ------------   ------------
ASSETS
Cash                                                                      $        0.1   $        0.5
Marketable securities                                                            352.7              -
Deferred income taxes                                                             23.6          175.4
Other, net                                                                         0.3            0.4
                                                                          ------------   ------------
   Total current assets                                                          376.7          176.3

Property, plant and equipment, net                                                16.5           20.1
Loans to affiliate                                                               392.4          247.6
Other assets                                                                      23.0           23.3
                                                                          ------------   ------------
                                                                          $      808.6   $      467.3
                                                                          ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                                      $       30.2   $       33.0
   Accrued expenses                                                                7.8           18.7
   Net liabilities of discontinued operations                                        -          960.4
   Liabilities subject to settlement under reorganization                          7.1            4.3
                                                                          ------------   ------------
    Total current liabilities                                                     45.1        1,016.4

Long-term debt                                                                   413.5          262.8
Indebtedness to affiliates                                                       107.4          297.8
Liabilities subject to settlement under reorganization                           125.0          125.0
Other liabilities                                                                  3.7            3.7
Redeemable preferred stock of subsidiary                                           5.1            5.1

Commitments and contingencies

Stockholder's equity (deficit):
   Common stock, $1.00 par value; 1,000 shares
    authorized, issued and outstanding                                               -              -
   Additional paid-in capital                                                    238.4           40.7
   Accumulated deficit                                                           (85.7)      (1,284.2)
   Unrealized loss on available-for-sale securities, net of taxes                (43.9)             -
                                                                          ------------   ------------
      Total stockholder's equity (deficit)                                       108.8       (1,243.5)
                                                                          ------------   ------------
                                                                          $      808.6   $      467.3
                                                                          ============   ============

                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              ---------------------------
                                                                                                  1997           1996
                                                                                              ------------   ------------
General and administrative expenses                                                           $       (7.4)  $       (2.5)
Interest expense                                                                                     (15.7)         (19.4)
Interest and investment income/loss, net                                                               3.1           14.1
Amortization of debt issuance costs and other, net                                                    (4.1)          (1.9)
                                                                                              ------------   ------------
Loss from continuing operations before income taxes                                                  (24.1)          (9.7)
Benefit from income taxes                                                                              8.2              -
                                                                                              ------------   ------------
Loss from continuing operations                                                                      (15.9)          (9.7)

Discontinued operations:
  Loss from operations of youth entertainment business, net of taxes and minority interest           (40.5)         (26.0)
  Loss from operations of broadcasting business, net of taxes and minority interest                      -          (17.0)
  Gain on elimination of negative investment in youth entertainment
        business, net of taxes                                                                       782.4              -
  Gain on disposal of broadcasting business, net of taxes                                            477.5              -
                                                                                              ------------   ------------
Income (loss) from discontinued operations                                                         1,219.4          (43.0)

Extraordinary item, net of taxes                                                                      (5.0)             -
                                                                                              ============   ============
Net income (loss)                                                                             $    1,198.5   $      (52.7)
                                                                                              ============   ============

                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                     ADJUSTMENT FOR
                                                      ADDITIONAL                    UNREALIZED LOSS
                                          COMMON        PAID-IN     ACCUMULATED    ON AVAILABLE-FOR-
                                           STOCK        CAPITAL       DEFICIT       SALE SECURITIES       TOTAL
                                         ---------    ----------    -----------    -----------------    ---------
Balance, December 31, 1996               $       -    $     40.7    $ (1,284.2)        $       -        $(1,243.5)

 Contributions                                             197.7                                            197.7
 Adjustment for unrealized loss on
   available-for-sales securities                                                          (43.9)           (43.9)
      Net income                                                       1,198.5                            1,198.5
                                         ---------    ----------    -----------    -----------------    ---------

 Balance, March 31, 1997                 $       -    $    238.4    $    (85.7)        $   (43.9)       $   108.8
                                         =========    ==========    ===========    =================    =========

                See notes to consolidated financial statements.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ---------------------------
                                                                                1997           1996
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $    1,198.5   ($      52.7)
                                                                            ------------   ------------
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                  2.7            2.1
      (Income) loss from discontinued operations, net of taxes                  (1,219.4)          43.0
      Amortization of debt discount                                                  0.6            0.8
      Loss on sale of marketable securities                                          2.9              -
      Extraordinary item                                                             5.0              -
   Changes in assets and liabilities
         Decrease in assets                                                          6.9            0.1
         Decrease in liabilities                                                   (10.9)          (9.5)
                                                                            ------------   ------------
                                                                                (1,212.2)          36.5
                                                                            ------------   ------------
   Net cash used for operating activities                                          (13.7)         (16.2)
                                                                            ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of marketable securities                                 271.4              -
   Loans to affiliates, net                                                       (358.4)         (83.8)
   Other investments                                                                (0.3)             -
                                                                            ------------   ------------
   Net cash used for investing activities                                          (87.3)         (83.8)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                    400.0           51.0
   Repayment and repurchases of debt                                              (252.6)         (62.5)
   Loans from affiliates, net                                                     (233.8)         111.3
   Contribution from parent                                                        197.7              -
   Debt issuance costs and other, net                                              (10.7)           0.1
                                                                            ------------   ------------
   Net cash flows from financing activities                                        100.6           99.9
                                                                            ------------   ------------
Net decrease in cash                                                                (0.4)          (0.1)
Cash at beginning of the period                                                      0.5            2.1
                                                                            ------------   ------------
Cash at end of the period                                                   $        0.1   $        2.0
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

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Andrews Group Incorporated ("Andrews" or the "Company") and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") which is a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1996 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair presentation have been made.

    On December 27, 1996, Marvel and the Marvel Holding Companies, indirect subsidiaries of Andrews, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

    On April 24, 1997, Marvel Parent received notice from LaSalle National Bank, as Trustee under the Indenture (the "Indenture"), dated as of October 1, 1993, between Marvel Parent and NationsBank of Georgia, National Association, as Original Trustee, as succeeded by the Bank of New York, as First Successor Trustee and LaSalle National Bank as Second Successor Trustee, that all rights of Marvel Parent to exercise voting and other consensual rights with respect to 1,000 shares of Marvel Holdings pledged pursuant to the terms of the Indenture had been terminated, that all such rights had vested in the Trustee, and that the Trustee has the sole right to exercise such voting and consensual rights. Also on April 24, 1997, three officers of Mafco Holdings who served as directors of Marvel Holdings were notified by the Trustee that they had been removed as directors of Marvel Holdings and that Mr. Carl C. Icahn, Mr. Robert Mitchell and Mr. Vincent Intrieri have been elected to the board of directors of Marvel Holdings. As a result, Andrews is no longer deemed to have beneficial ownership of the 50,932,167 shares of Marvel Common Stock, or 50.1% of the total outstanding, beneficially owned by Marvel Holdings. Marvel Parent may still be deemed to own beneficially 29,302,326 shares of Marvel Common Stock, or 28.8% of the total outstanding, and Andrews may be deemed to own beneficially 29,587,526, or 29.1% of the total outstanding.

    On May 1, 1997, a hearing was held in the Federal District Court in Delaware regarding the creditors committee filing of an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. On May 14, 1997, the District Court overturned the restraining order but the District Court stayed the effectiveness of its ruling for 10 days. The Company intends to pursue available options to maintain the status quo.

    Because the Marvel Holding Companies have no assets other than common stock of Marvel and/or stock in Marvel Holdings and Parent Holdings, the securityholders of the Marvel Holding Companies will likely receive only their pro rata share of the Pledged Common Stock upon consummation of the Chapter 11 cases. Furthermore, none of the plans of reorganization filed with the bankruptcy court involve any continuing ownership in Marvel by Andrews (other than shares of Marvel common stock, representing 0.3% of the total outstanding, currently owned by Andrews and

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


not pledged to secure indebtedness of the Marvel Holding Companies). Consequently, the Company's control of Parent Holdings is deemed temporary, and as of March 31, 1997, the Company has ceased including Parent Holdings and its subsidiaries in the consolidated accounts of the Company for financial reporting purposes. As a result, the Company recorded a gain of $782.4, net of a tax provision of $182.7, reflecting elimination of the Company's negative investment in Parent Holdings and its subsidiaries. The Company's financial statements reflect the results of operations of the youth entertainment business, including Parent Holdings and its subsidiaries, as discontinued operations for all periods presented.

    Revenues of the youth entertainment business included in discontinued operations were $156.7 and $189.6 in the first quarter of 1997 and 1996, respectively.

    As a result of the NWCG Disposition (see Note 2), the Company's financial statements reflect the results of operations of the Company's broadcasting business as discontinued operations for all periods presented.

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

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


    In connection with the NWCG Merger, the Company received 37,954,211 ADSs (with a market price of $17.625 per ADS on January 22, 1997) and 2,175,000 ("Warrants") warrants to purchase ADSs (in exchange for 1,500,000 warrants to purchase shares of NWCG previously held by the Company). The Company recorded a gain in 1997 on the NWCG Disposition of $477.5, net of a tax provision of $262.4. Through March 31, 1997, the Company sold 15,562,300 ADSs for net proceeds of $271.4 and recorded a loss of $2.8, which is included in interest and investment income.

    Revenues of the broadcasting business included in discontinued operations in the first quarter of 1996 was $161.9.

    The Company classifies its investment in the ADSs and Warrants as available-for-sale securities in accordance with SFAS No. 115. Accordingly, the Company records these investments at fair value, with any unrealized holding gains or losses considered temporary reported as a separate component of stockholder's equity until realized or when the decline is not considered temporary. At March 31, 1997, the Company recorded a temporary reduction of its investment in ADSs and the Warrants of $43.9, which was net of a tax benefit of $23.6.

3.  LONG-TERM DEBT

    On March 20, 1997, Mafco Finance entered into an amended and restated credit agreement (the "Amended Mafco Finance Credit Agreement") which provides for a $400.0 term loan facility and $250.0 revolving credit facility. The Amended Mafco Finance Credit Agreement matures in March 1999. Pursuant to the Amended Mafco Finance Credit Agreement, Mafco Finance will be required to have no outstanding borrowings under the Revolving Credit Facility (other than outstanding letters of credit) for at least 30 consecutive days in each twelve consecutive month period. At March 31, 1997, there was $400.0 of outstanding borrowings under the term loan facility and $0 outstanding under the revolving credit facility. Borrowings outstanding under the Amended Mafco Finance Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.50% or (ii) LIBOR (as defined) plus a margin of 4.50%. Mafco Finance's obligations are guaranteed by certain subsidiaries and affiliates of the Company and the Amended Mafco Finance Credit Agreement contains customary affirmative and negative covenants and events of default. The ADSs are pledged as security under the Amended Mafco Finance Credit Agreement, which limits the use of proceeds of any ADS sale.

    The Company recorded an extraordinary charge of $5.0, net of a tax benefit of $2.7, related to the write-off of deferred charges in connection with a previous Mafco Finance credit agreement.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


4.  RELATED PARTY TRANSACTIONS

    At March 31, 1997 and December 31, 1996, the Company and its subsidiaries had advances from Mafco Holdings and its subsidiaries of $64.0 and $297.8, respectively. At March 31, 1997 and December 31, 1996, the Company and its subsidiaries had loans of $392.4 and $247.6 to Mafco Holdings and its subsidiaries. Andrews' tax sharing obligation of $257.0 to its parent which was primarily incurred in the first quarter of 1997 was offset against $213.6 of loans to affiliates and increased the Company's borrowings from affiliates by $43.4. The Company does not expect its affiliates to demand payment of the Company's borrowings from such affiliates in the next year.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS

General

    As a result of the NWCG Disposition (see Note 2), the Company's financial statements reflect the results of operations of the Company's broadcasting business as discontinued operations for all periods presented.

    As discussed in Note 1, as of March 31, 1997 the Company has ceased including the results of the youth entertainment business, including Parent Holdings and its subsidiaries, in the consolidated accounts of the Company for financial reporting purposes and therefore, the Company's financial statements reflects the results of Parent Holdings and its subsidiaries, as discontinued operations for all periods presented.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

    General and administrative expenses were $7.4 and $2.5 in the first quarter of 1997 and 1996, respectively. The increase primarily reflects an increase in compensation and other corporate expenses.

    Interest expense was $15.7 and $19.4 in the first quarter of 1997 and 1996, respectively. The decrease primarily reflects a decrease in outstanding borrowings.

    Interest and investment income/loss, net was $3.1 and $14.1 in the first quarter of 1997 and 1996, respectively. The decrease primarily reflects a decrease in average loans to affiliates and losses related to the sale of ADSs in 1997.

    The benefit for income taxes was $8.2 and $0 in the first quarter of 1997 and 1996, respectively. The increase reflects a federal tax benefit recorded in 1997 related to the loss from continuing operations before taxes which partially offset tax expense recorded in discontinued operations.

    Loss from discontinued operations of the youth entertainment business of $40.5, net of a tax benefit of $3.0, and $26.0, net of a tax provision of $1.7, in the first quarter of 1997 and 1996, respectively, reflect the results of operations of Parent Holdings and its subsidiaries. The increase reflects the increased net loss of Parent Holdings and its subsidiaries.

    Loss from discontinued operations of broadcasting business of $17.0, net of a tax benefit of $4.6, reflects the results of the Company's broadcasting operations in 1996.

    The gain on the elimination of the Company's negative investment in the youth entertainment business of $782.4, net of a tax provision of $182.7, relates to Parent Holdings and its subsidiaries.

                  ANDREWS GROUP INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


    The gain on disposal of the broadcasting business of $477.5, net of a tax provision of $262.4, reflects the gain on the NWCG Disposition.

Financial Condition, Liquidity and Capital Resources

    In connection with the NWCG Merger, the Company received 37,954,211 ADSs (with a market price of $17.625 per ADS on January 22, 1997) and 2,175,000 Warrants to purchase ADSs (in exchange for 1,500,000 warrants to purchase shares of NWCG previously held by the Company). During the three months ended March 31, 1997, the Company sold 15,562,300 ADSs for net proceeds of $271.4.

    On March 20, 1997, Mafco Finance entered into the Amended Mafco Finance Credit Agreement which provides for a $400.0 term loan facility and $250.0 revolving credit facility. The Amended Mafco Finance Credit Agreement matures in March 1999. Pursuant to the Amended Mafco Finance Credit Agreement, Mafco Finance will be required to have no outstanding borrowings under the Revolving Credit Facility (other than outstanding letters of credit) for at least 30 consecutive days in each twelve consecutive month period. At March 31, 1997, there was $400.0 of outstanding borrowings under the term loan facility and $0 outstanding under the revolving credit facility. Borrowings outstanding under the Amended Mafco Finance Credit Agreement bear interest, as appropriate for the type of advance, at either (i) the Base Rate (as defined) plus a margin of 2.50% or (ii) LIBOR (as defined) plus a margin of 4.50%. Mafco Finance's obligations are guaranteed by certain subsidiaries and affiliates of the Company and the Amended Mafco Finance Credit Agreement contains customary affirmative and negative covenants and events of default. The ADSs are pledged as security under the Amended Mafco Finance Credit Agreement, which limits the use of proceeds of any ADS sale.

    Andrews' corporate cash requirements consist primarily of debt service and administrative expenses. The Company expects to redeem its 10% Debentures on June 30, 1997. The Company's principal source of liquidity at the corporate level is expected to consist of advances from Mafco Holdings and affiliates. Andrews' tax sharing obligation of $257.0 to its parent which was primarily incurred in the first quarter of 1997 was offset against $213.6 of loans to affiliates and increased the Company's borrowings from affiliates by $43.4. The Company does not expect its affiliates to demand payment of the Company's borrowings from such affiliates in the next year.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

      27*   Financial Data Schedule


      * filed herein

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANDREWS GROUP INCORPORATED
                                                    (Registrant)



                                             By: /s/ Joseph P. Page
May 20, 1997                                    ------------------------------
                                                Joseph P. Page
                                                Executive Vice President and
                                                Chief Financial Officer



                                             By: /s/ Laurence Winoker
May 20, 1997                                    ------------------------------
                                                Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)